Form 10-Q
period 2011-04-02
Kips Bay Medical, Inc.
filed 2011-05-12
CIK 1460198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File No.: 000-1460198

Kips Bay Medical, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-8947689
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3405 Annapolis Lane North, Suite 200,

Minneapolis, Minnesota 55447

(Address of principal executive offices, including zip code)

(763) 235-3540

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 15,734,291 shares of Kips Bay Medical, Inc. common stock, par value $0.01, outstanding as of the close of business on May 6, 2011.

Kips Bay Medical, Inc.
Index to Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Kips Bay Medical, Inc.

Balance Sheets

(Dollars in thousands, except share and per share amounts)

(unaudited)

	April 2, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$16,962	$3,548
Short-term investments	236	236
Accounts receivable	66	56
Inventories	671	606
Prepaid expenses and other current assets	228	1,260
Total current assets	18,163	5,706
Property and equipment, net	446	466
Total assets	$18,609	$6,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100	$180
Accrued liabilities	194	539
Accrued milestone and royalties	5,004	5,005
Total current liabilities	5,298	5,724
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding as of April 2, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 15,734,291 and 13,581,791 issued and outstanding as of April 2, 2011 and December 31, 2010, respectively	157	136
Additional paid-in capital	34,156	20,405
Retained deficit	(21,002)	(20,093)
Total stockholders’ equity	13,311	448
Total liabilities and stockholders’ equity	$18,609	$6,172

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Operations

(Dollars in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010

Net sales	$110	$—
Cost of sales	(37)	—
Gross profit	73	—
Operating Expenses:
Research and development	434	904
Selling, general and administrative	552	295
Operating loss	(913)	(1,199)
Interest income	4	4
Change in fair value of investor stock purchase option	—	(2,290)
Net loss	$(909)	$(3,485)
Basic and diluted net loss per share	$(0.06)	$(0.27)
Weighted average shares outstanding — basic and diluted	14,598,092	12,965,069

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net loss	$(909)	$(3,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	23	18
Stock-based compensation	140	187
Change in fair value of investor stock purchase option	—	2,290
Changes in operating assets and liabilities:
Accounts receivable	(10)	—
Inventories	(65)	—
Prepaid expenses and other current assets	1,032	(299)
Accounts payable	(80)	372
Accrued liabilities	(345)	(55)
Accrued milestone and royalties	(1)	—
Net cash used in operating activities	(215)	(972)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	—	240
Purchases of short-term investments	—	(1)
Purchase of property and equipment	(3)	(17)
Net cash (used in) provided by investing activities	(3)	222
Cash flows from financing activities:
Proceeds from sale of common stock in IPO, net of related costs of $2,868	13,632	—
Proceeds from exercise of investor option to purchase common stock	—	3,750
Proceeds from sale of common stock under private placement offerings, net of issuance costs	—	1,236
Net cash provided by financing activities	13,632	4,986
Net increase in cash and cash equivalents	13,414	4,236
Cash and cash equivalents at beginning of period	3,548	2,469
Cash and cash equivalents at end of period	$16,962	$6,705

Supplemental non-cash disclosures:
Reclassification of investor stock purchase option liability to equity	$—	$3,250

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Notes To Financial Statements

1.             Organization and Business

Kips Bay Medical, Inc. (“we”, “us” or “our”) was incorporated in the state of Delaware on May 1, 2007. We are a medical device company focused on manufacturing and commercializing our external saphenous vein support technology, or eSVS MESH, for use in coronary artery bypass grafting (“CABG”) surgery. Our eSVS MESH is a nitinol mesh sleeve that, when placed over a saphenous vein graft during CABG surgery, is designed to improve the structural characteristics and long-term performance of the saphenous vein graft. In CABG procedures, surgeons harvest blood vessels, including the internal mammary artery from the chest and the saphenous vein from the leg, and attach the harvested vessels to bypass, or provide blood flow around, blocked coronary arteries.

Development Stage Company

During 2011, we have achieved significant revenue generating activities and are focused on the manufacture and commercialization of our eSVS MESH. In previous years we were a development stage company, but are no longer classified as such.

Initial Public Offering

On February 16, 2011, we issued 2,062,500 shares of our common stock in an initial public offering (“IPO”) at $8.00 per share for gross proceeds of $16.5 million.  We incurred $2.9 million in issuance costs for the IPO. In connection with our IPO, we entered into an underwriting agreement with Rodman & Renshaw (“Rodman”) dated February 9, 2010, pursuant to which at closing on February 16, 2011, we paid Rodman cash fees of $1.3 million, which consisted of underwriting discounts of $1.16 million and non-accountable expense reimbursements of $165,000. In addition, we issued to the underwriters and their designees options to purchase an aggregate of 103,125 shares of our common stock at an exercise price of $10.00 or 125% of the purchase price of shares sold in the IPO.  These options have a five year term and become exercisable on February 10, 2012, one year after the effective date of the IPO. Net proceeds from our IPO were deposited in a commercial bank money market account.

2.             Interim Financial Statements

We have prepared the accompanying unaudited interim financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto included in our most recent annual report on Form 10-K filed with the SEC on March 31, 2011. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

3.             Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates.

4.             Inventories

Inventories include purchased materials, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

Inventories, net, consist of the following (in thousands):

	April 2, 2011	December 31, 2010

Raw materials	$100	$102
Work in process	294	231
Finished goods	277	273
Total	$671	$606

5.             Net Loss Per Share

We compute net loss per share in accordance with FASB ASC 260, Earnings Per Share, under which basic net loss attributable to common stockholders, on a per share basis, is computed by dividing income available to common stockholders  by the weighted-average number of common shares outstanding during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted earnings per share, or EPS, is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. Diluted EPS is the same as basic EPS due to common equivalent shares being excluded from the calculation, as their effect is anti-dilutive.

The following table summarizes our calculation of net loss per common share (in thousands, except share and per share data) for the three months ended:

	April 2, 2011	April 3, 2010

Net loss	$(909)	$(3,485)
Weighted average shares outstanding—basic and diluted	14,598,092	12,965,069
Net loss per share—basic and diluted	$(0.06)	$(0.27)

We excluded outstanding employee and non-employee stock options of 943,000 and 783,000 for the three months ended April 2, 2011 and April 3, 2010, respectively, from the calculation of net loss per share-basic and diluted, as their effects were not dilutive.

6.             Comprehensive Income/Loss

Comprehensive income/loss consists of other comprehensive income or losses and net loss. Other comprehensive income or losses include certain changes in equity that are excluded from net loss. Specifically, we include unrealized gains and losses on available-for-sale securities in other comprehensive income/loss. Comprehensive loss for each period presented is as follows (in thousands):

	April 2, 2011	April 3, 2010

Net loss	$(909)	$(3,485)
Unrealized gain on investments, net	—	8
Comprehensive loss	$(909)	$(3,477)

7.             Fair Value of Financial Instruments

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

Our cash and equivalents consist of bank deposits and money market funds. Our short-term investments consist of a money market account at April 2, 2011 and December 31, 2010. We determine the fair value of these investments using Level 1 inputs. The money market funds and mutual funds are traded in active exchange markets and are highly liquid.

Other financial instruments, including accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments.

A summary of financial assets (in thousands) measured at fair value on a recurring basis at April 2, 2011 and December 31, 2010 is as follows:

	April 2, 2011			December 31, 2010
	Total	Quoted Prices In Active Markets (Level 1)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets (Level 1)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$16,962	$16,962	$—	$3,548	$3,548	$—
Short-term investments	236	236	—	236	236	—
Total	$17,198	$17,198	$—	$3,784	$3,784	$—

8.             Short-Term Investments and Impairment

Short-term investments consist of a mutual fund investment. We determine the fair value of these investments using Level 1 inputs.

9.             Property and Equipment

Property and equipment consist of the following (in thousands):

	April 2, 2011	December 31, 2010

Furniture and fixtures	$41	$41
Machinery, equipment and tooling	497	494
Computers and software	74	74
Leasehold improvements	49	49
Accumulated depreciation	(215)	(192)
Property and equipment, net	$446	$466

Depreciation expense for the three months ended April 2, 2011 and April 3, 2010 was $23,000 and $18,000, respectively.

10.          Commitments and Contingencies

Leases

We entered into an operating lease agreement for our current facility which houses our corporate offices and manufacturing space. The term of this lease originally ran from October 1, 2007 through September 30, 2010. In June 2010, we executed an amendment to our lease that extends the lease term through September 30, 2011.  The amendment also provides us a right of first refusal to lease approximately 11,000 additional square feet of space adjoining our current facility.  The monthly base rent amount is fixed over the entire term of the lease, including the extended term provided for in the June 2010 amendment. Terms of this lease arrangement include market rate renewal options, payment of executory costs such as real estate taxes, insurance and common area maintenance. We also lease certain other office equipment under non-cancelable operating lease arrangements which are not recognized on our balance sheets.

Royalty Payments

The core intellectual property relating to our eSVS MESH, including five patent applications pending in the United States and nine patent applications pending in countries outside the United States, was acquired from Medtronic, Inc. pursuant to an Assignment and License Agreement dated October 9, 2007. As consideration for the assignment of such intellectual property, we have agreed to pay Medtronic an aggregate of up to $15.0 million upon the achievement of certain sales milestones and a royalty of 4% on sales of our eSVS MESH. The milestones and related payments consist of $5.0 million due on the one-year anniversary of the first commercial sale of our eSVS MESH, $5.0 million due when our cumulative net sales reach $15.0 million and $5.0 million due when our cumulative net sales reach $40.0 million. The first commercial sale of our eSVS MESH occurred in June 2010 and, at that time, we accrued an expense for the first milestone obligation. Royalty obligations are payable 60 days after the end of each fiscal quarter, are recorded as a component of our cost of sales and will terminate upon the earlier of the expiration of all of the patents and patent applications, or when the aggregate royalties paid reaches $100.0 million.  We recorded royalty expense of $4,000 for the three months ended April 2, 2011.  We incurred no royalty obligation for the three months ended April 2, 2010.

Legal Proceedings

We are not currently engaged in any litigation.

11.          Convertible Promissory Notes and Equity Financing

Investment Agreement with Kips Bay Investments, LLC

We are a party to an Investment Agreement dated July 19, 2007 with Manny Villafaña and Kips Bay Investments, LLC, or KBI, which had no relationship to us prior to entering into the Investment Agreement. Pursuant to the Investment Agreement, KBI sold us all of its right, title and interest to certain intellectual property assets in exchange for a first secured promissory note dated July 19, 2007 with a principal amount of $100,000 and loaned to us $2.9 million in exchange for a second secured promissory note dated July 19, 2007 with a principal amount of $2.9 million. The $100,000 note and the $2.9 million note, collectively the Notes, accrued interest at a rate of 9% per annum. All principal and accrued interest under the Notes was convertible into shares of our common stock at a per share price of $0.625 per share. In connection with the issuance of the Notes, we entered into a Loan and Security Agreement with KBI, pursuant to which we granted a security interest in all of our existing and to-be-acquired property and proceeds therefrom, including all intellectual property assets transferred to us pursuant to the first secured promissory note.

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

We account for derivative instruments in accordance with FASB ASC 815, Derivatives and Hedging, which provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. Effective January 1, 2009, we were required to adopt FASB ASC 815-40, (formerly EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock), which clarified the determination of whether equity-linked instruments (or embedded features), such as the options to purchase our common stock granted to KBI, are considered indexed to our own stock, which would qualify as a scope exception under FASB ASC 815. As a result of adopting FASB ASC 815-40, the second option to purchase our common stock granted to KBI is considered a derivative liability and must be measured at fair value. As noted above, the first option was exercised in 2008 and was not outstanding at the effective date for FASB ASC 815-40.

Prior to their exercise, the estimated fair value of our investor stock purchase option liability was recorded as a current liability on our balance sheets. Changes in the estimated fair value of this liability were recorded in our statements of operations.

On January 1, 2009, the date of adoption, we estimated the fair value of the second option to be $1.6 million and this amount was recorded as a cumulative effect adjustment on January 1, 2009, which increased our deficit accumulated during development stage by $1.4 million. We estimated the fair value of this option as of January 1, 2009 using a Black-Scholes valuation model using the following assumptions: fair value of our common stock: $6.00; dividend yield: 0%; volatility: 70%; risk free interest rate: 0.88%; and expected term: 2.5 years. The fair value of our common stock was determined based upon the sale price in our private placement offering that commenced in March 2009. The estimated dividend yield is zero as we have no intent to pay dividends in the foreseeable future. Volatility was estimated based upon a portfolio of guideline companies in the same or similar lines of business. The risk free interest rate was determined based upon the yield of constant maturity U.S. Treasury bills with durations approximating the expected term. The expected term was based upon the term of the Notes.

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

In March 2009, KBI converted the entire principal amount of $3.0 million and partially converted $217,188 of $467,188 in accrued interest on the Notes into 5,147,389 shares of our common stock at a price of $0.625 per share, and we paid KBI the balance of $250,000 of accrued interest in cash. In connection with KBI’s exercise of the second stock purchase option in February 2010, we and KBI entered into an agreement whereby KBI repaid us the $250,000 in cash and we issued KBI 400,000 shares of our common stock at a price of $0.625 per share. We accounted for this agreement and its effect on the second stock purchase option as an exchange of the original option for a new option. As the second stock purchase option was exercised concurrent with the repayment and conversion of interest, the fair value of the option was determined based upon the difference between the fair value of our common stock and the exercise price of the option. The fair value of our common stock at the date of modification was determined to be $7.00 per share, based upon the sale price of our common stock to unrelated third-party investors under a private offering which was completed in February 2010. We recorded a charge of $2.3 million as the change in fair value of investor stock purchase option, increasing the recorded investor stock purchase option liability to $3.25 million. This liability was then reclassified to additional paid in capital in conjunction with issuance of shares related to the exercise of the second stock purchase option.

12.          Stock-Based Compensation

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

A summary of option activity for the three months ended April 2, 2011 is as follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at December 31, 2010	813,000	$4.12
Granted	130,000	6.10
Exercised	—	—
Cancelled	—	—
Options outstanding at April 2, 2011	943,000	$4.39

The assumptions used in the Black-Scholes option-pricing model for the three months ended April 2, 2011 are as follows:

April 2, 2011
Risk free interest rate	2.63%
Dividend yield	0%
Expected volatility	53%
Expected term	6.25 years
Weighted average grant date fair value	$3.26

A summary of restricted stock award activity is as follows:

	Number of Shares	Weighted Average Fair Value
Options outstanding at December 31, 2010	—	—
Granted	90,000	$8.00
Exercised	—	—
Cancelled	—	—
Options outstanding at April 2, 2011	90,000	$8.00

The fair value of each restricted stock award is equal to the fair market value of our common stock at the date of grant. Restricted stock awards vest over four years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. We recorded stock-based compensation expense for restricted stock grants of $23,000 for the three months ended April 2, 2011.

Stock-based compensation expense (in thousands) recorded in our statements of operations is summarized below for the three months ended:

	April 2, 2011	April 3, 2010

Cost of Sales	$9	$—
Research and development	78	173
Sales, general and administrative	53	14
Total stock-based compensation	$140	$187

13.          Employee Benefit Plan

We maintain a simplified employee retirement plan, or SEP, which commenced on January 1, 2008. The SEP is a defined contribution plan; employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. We contribute up to 3% of each individual’s base salary as required under the safe-harbor provisions of Internal Revenue Service rules governing SEP plans. Our contributions vest immediately and are expensed when paid. We have recorded contributions of $14,000 and $12,000 for the three months ended April 2, 2011 and April 2, 2010, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations together with our unaudited financial statements and the related notes included elsewhere in this quarterly report. This discussion and analysis contains forward-looking statements about our business and operations, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many important factors, including the factors we describe under “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2010, as updated by this quarterly report.

Overview

Kips Bay Medical, Inc. (“we”, “us”, “our” or the “Company”) was incorporated in the state of Delaware on May 1, 2007. We are a medical device company focused on manufacturing and commercializing our external saphenous vein support technology, or eSVS MESH, for use in coronary artery bypass grafting, or CABG, surgery. Our eSVS MESH is a nitinol mesh sleeve that, when placed over a saphenous vein graft during CABG surgery, is designed to improve the structural characteristics and long-term performance of the saphenous vein graft. In CABG procedures, surgeons harvest blood vessels, including the internal mammary artery from the chest and the saphenous vein from the leg, and attach the harvested vessels to bypass, or provide blood flow around, blocked coronary arteries.

During the quarter ended April 2, 2011, we completed an initial public offering (“IPO”) of 2,062,500 shares of our common stock at a purchase price of $8.00 per share. All shares sold in the IPO were newly issued by the Company. Gross proceeds from the IPO were $16.5 million. After deducting the underwriting commissions and other expenses, we realized net proceeds of approximately $13.6 million. As additional consideration for this transaction, we issued options to purchase 103,125 shares of our common stock to the underwriters and their designees. These options have a five year term, an exercise price of $10.00 per share or 125% of the purchase price of shares sold in the IPO, and become exercisable on February 10, 2012, one year after the effective date of the IPO.

We began marketing and commenced shipments of our eSVS MESH in select European Union markets in June 2010, in the United Arab Emirates in October 2010 and in Turkey in January 2011, but we have not generated significant revenue from the sale of products to date. We believe that the safety data collected in the international trial, plus the known graft failure rates associated with standard CABG surgery, will support commercial use of our eSVS MESH in Europe. The United States Food and Drug Administration, (“FDA”), has reviewed and disapproved our most recent amendment to our application for an investigational device exemption (“IDE”). Follow-up conversations with the FDA have been held to further understand the FDA requirements in order to obtain our IDE approval. The FDA has recently indicated that they need to review our IDE information with outside experts before they provide further guidance to the Company. The IDE approval, if obtained before the end of the third quarter of 2011, would allow us to begin the clinical trials of our eSVS MESH in the United States in 2011. However, we could be delayed by adverse clinical results or regulatory complications, and we may never receive U.S. marketing approval.

As of April 2, 2011, we had an accumulated deficit of $21.0 million. We expect our losses to continue as we pursue commercialization of and further regulatory approvals for our eSVS MESH. Prior to completing our IPO, we had financed our operations primarily through the private placement of convertible debt and equity securities.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our Audited Consolidated Financial Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The critical accounting policies used in the preparation of the financial statements as of April 2, 2011 have remained unchanged from December 31, 2010.

Results of Operations

Comparison of the Three Months Ended April 2, 2011 to Three Months Ended April 3, 2010 (in thousands)

	Three Months Ended		Percent
	April 2, 2011	April 3, 2010	Change
Net sales	$110	$—	—
Cost of sales	(37)	—	—
Gross profit	73	—	—
Operating expenses:
Research and development	434	904	(52.0)%
Selling, general and administrative	552	295	87.1
Total operating expenses	986	1,199	(17.8)
Other income (expense):
Interest income	4	4	—
Change in fair value of investor stock purchase option	—	(2,290)	—
Net loss	$(909)	$(3,485)	(73.9)%

Cost of sales, research and development and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options and restricted stock grants. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through April 2, 2011 vest upon time-based conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our statement of operations for the three months ended April 3, 2010 and April 2, 2011 (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Cost of sales	$9	$—
Research and development	78	173
Selling, general and administrative	53	14
Total stock-based compensation	$140	$187

Research and Development

Our research and development expenses decreased 52.0% from $904,000 in the three months ended April 3, 2010 to $434,000 thousand for the three months ended April 2, 2011. This decrease was due to the fact that our costs for research and development decreased as we have completed follow-up on our international clinical trial and completed the primary development work for our eSVS MESH.  On a quarter over quarter basis, patient procedure related and data collection costs incurred in connection with our international clinical trial have decreased approximately $81,000; and testing, prototype and preclinical costs related to product development have decreased by approximately $245,000.  In addition, stock-based compensation costs have decreased by $99,000, due to both the completion of vesting for certain stock option awards granted to our medical advisors and a decrease in the fair market value of our common stock.  In conjunction with the start-up of commercial manufacturing, certain costs associated with personnel and facilities previously includes in R&D were moved to manufacturing.  This change resulted in a further decrease in R&D expenses of $47,000.  We expect our research and development costs will increase as we initiate human clinical trials in the United States (“U.S.”) and abroad.  The most significant costs will be incurred for human clinical trials in the U.S., which cannot begin until the U.S. Food and Drug Administration approves our IDE.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased 87.1% from $295,000 to $552,000 in the three months ended April 3, 2010 and April 2, 2011, respectively. This increase resulted from a combination of factors.  First, salaries and benefits and stock-based compensation increased by $102,000 and $17,000, respectively, related to the expansion of our management team.  In conjunction with the completion of our IPO in February 2011, we expanded our Board of Directors from one to five members. Board costs, including stock-based compensation, legal, document preparation and other costs associated with being a public company increased by $91,000.  Lastly, sales and marketing travel and related costs were also higher by $52,000 as a result of the commercialization activities we began after our receipt of the CE Mark for our eSVS MESH in May 2010.  We expect SG&A expenses to increase due to the further expansion of our management team, including our Vice President of Sales & Marketing and our Vice President of Regulatory & Clinical Affairs, offset somewhat by the retirement of our Vice President of Regulatory Affairs and Chief Operating Officer.

Interest Income

Interest income remained constant at $4,000 in the three months ended April 2, 2011 and April 3, 2010. The increase in our cash and equivalents from the receipt of the net proceeds from our IPO on February 16, 2011 offset the decline in short-term interest rates from the first quarter of 2010 to the first quarter 0f 2011.

Change in Fair Value of Investor Stock Purchase Option

The change in fair value of investor stock purchase option was a loss of $2.3 million in the three months ended April 3, 2010. The loss in the three months ended April 3, 2010 resulted from a modification to the second Kips Bay Investments, LLC (“KBI”) stock purchase option, which resulted in an increase in the estimated fair value of the option of $2.3 million. KBI exercised this option in February 2010.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of April 2, 2011 and December 31, 2010 and for each of the three months ended April 2, 2011 and April 3, 2010 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	April 2, 2011	December 31, 2010
Cash and cash equivalents	$16,962	$3,548
Short-term investments	236	236
Working capital	12,865	(18)

	Three Months Ended
Cash Flow Data	April 2, 2011	April 3, 2010
Cash provided by (used in):
Operating activities	$(215)	$(972)
Investment activities	(3)	222
Financing activities	13,632	4,986
Net increase in cash and cash equivalents	$16,962	$6,705

Cash and Cash Equivalents

Our total cash resources, excluding short-term investments, as of April 2, 2011 were $17.0 million compared to $3.5 million as of December 31, 2010. As of April 2, 2011, we had $5.3 million in current liabilities and $12.9 million net working capital. As of December 31, 2010, we had $5.7 million in current liabilities and an $18,000 net working capital deficit. We incurred a net loss of $909,000 and had negative cash flow from operating activities of $215,000 for the three months ended April 2, 2011.

Under the provisions of the Assignment and License Agreement with Medtronic, our first milestone payment obligation of $5.0 million is due and payable on the one year anniversary of the first commercial sale of our eSVS MESH. Accordingly, we will be required to remit this milestone payment on June 14, 2011.

As we continue to pursue regulatory approvals, continue the process of commercialization in international markets, develop our manufacturing capabilities and develop additional applications for our eSVS MESH, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities.

Prior to our IPO, we had funded our operations primarily through private sales of common stock and convertible debt. As of December 31, 2010, we had received net proceeds of approximately $12.6 million from the sale of equity securities, and net proceeds of approximately $3.0 million from the issuance of the promissory notes, all of which have been converted into common stock.

In the IPO, we sold 2,062,500 shares of common stock receiving net proceeds of $13.6 million. We intend to use the net proceeds from our IPO, as further described in Item 2 of Part II of this quarterly report, to seek regulatory approval to market our technology in the United States which includes human clinical trials; to expand regulatory approval abroad; to develop and test additional applications of our eSVS MESH; to make certain milestone payments for our acquired intellectual property; and for working capital and general corporate purposes.

We began marketing and commenced shipments of our eSVS MESH in select European Union markets in June 2010, and have generated limited revenue from the sale of products to date.

In the future, we may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs. We expect that the proceeds from the IPO will be sufficient to fund our planned operations for at least the next 12 months, and we have no current intention to enter into a credit facility or loan agreement. We do not anticipate any adverse effects stemming from the lack of available credit facilities at this time.

Net Cash Used in Operating Activities

Net cash used in operating activities was $215,000 and $972,000 in the three months ended April 2, 2011 and April 3, 2010, respectively.  The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, non-cash stock-based compensation, changes in the fair value of the KBI stock purchase option liability and the effects of changes in operating assets and liabilities.

Net Cash (Used in) Provided by Investment Activities

Net cash (used in) provided by investment activities was ($3,000) and $222,000 in the three months ended April 2, 2011 and April 3, 2010, respectively. Cash provided by or used in investment activities is related to purchases and sales of short-term investments and purchases of property and equipment. Note that the cash provided by investment activities in the prior year quarter resulted from the sale of maturing certificates of deposit classified as a short-term investment.  There were no sales of short-term investments in the current quarter.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $13.6 million and $5.0 million in the three months ended April 2, 2011 and April 3, 2010, respectively.  Net cash provided by financing activities was attributable to proceeds from our IPO and private sales of our common stock.

Capital Requirements

We expect that our existing resources as of the date of this quarterly report, which includes $13.6 million of net proceeds from our February 2011 IPO, to be sufficient to fund our planned operations for at least the next 12 months. However, we may require significant additional funds earlier than we currently expect in order to conduct additional clinical trials to obtain regulatory approvals of our eSVS MESH. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders’ interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and harm our business.

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

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities as defined in Regulation S-K Item 303(a)(4).

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,”

“estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. The forward-looking statements in this quarterly report include, but are not limited to, statements regarding uses for our technology, the timing of governmental approvals and product introductions, expansion of governmental regulations, use of research and development expenditures, commencement and cost of preclinical trials, increased costs as a public company, use of proceeds from our initial public offering, sufficiency of the funds from our IPO to support our operations, the adequacy of our capital resources to fund future expenditures, our ability to raise additional funds and operating and capital requirement expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this quarterly report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

•  our ability to commercialize our eSVS MESH technology;

•  our ability to obtain and maintain foreign and domestic regulatory approvals of our eSVS MESH technology;

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

•  general and economic business conditions; and

•  the other risks described under Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010, as updated in this quarterly report.

You should read these risk factors and the other cautionary statements made in this quarterly report as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We cannot assure you that the forward-looking statements in this quarterly report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. You should read this quarterly report completely. Other than as required by law, we undertake no obligation to update these forward-looking statements, even though our situation may change in the future.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the United States Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 2, 2011, our controls and procedures were effective.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended April 2, 2011 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

We completed our IPO during the three months ended April 2, 2011. The effective date of our registration statement relating to the IPO, filed on Form S-1 under the Securities Act of 1933 (File No. 333-165940), was February 10, 2011. A total of 2,062,500 shares of our common stock were registered and sold in the IPO. In addition, we granted Rodman & Renshaw, LLC (“Rodman”), the underwriter of the IPO, and its designees a 45 day over-allotment option to purchase 309,375 shares at $8.00 per share, less an underwriting discount of $0.56 per share. This option expired unexercised. We also granted to Rodman, its designees and the other underwriters options to purchase 103,125 shares of our common stock which become exercisable at a price of $10.00 per share on February 10, 2012 and expires on February 10, 2016.

The aggregate offering price of our securities sold in the IPO was $16.5 million. The aggregate underwriting discount for shares sold in the offering was $1.1 million, none of which was or will be paid to our affiliates. We incurred approximately $1.8 million of offering costs in connection with the IPO, including a non-accountable expense allowance to Rodman of $165,000. We received net proceeds from this IPO of approximately $13.6 million.  We intend to use the proceeds from the IPO to fund the process of seeking regulatory approval to market our eSVS MESH in the United States, which includes human clinical trials; expand regulatory approval abroad; fund the development and testing of additional applications of our eSVS MESH; fund certain milestone payments payable for the acquisition of certain intellectual property rights to our eSVS MESH; and for working capital and general corporate purposes, including commercialization activities for our eSVS MESH in select European and other international markets and for the purchase of capital equipment and expansion of facilities.

Equity Compensation not Approved by Stockholders

Our equity compensation arrangements that have not been approved by our stockholders consist of stock purchase options granted as additional consideration to the underwriters of our IPO.  We issued to Rodman, its designees and the other underwriters options to purchase an aggregate of 103,125 shares of our common stock at an exercise price of $10.00 or 125% of the purchase price of shares sold in the IPO.  These options have a five year term and become exercisable on February 10, 2012, one year after the effective date of the IPO.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

On May 2, 2011, the Company entered into employment agreements and change in control agreements with Michael Reinhardt, the Company’s Vice President of Sales & Marketing, and Randy LaBounty, the Company’s Vice President of Regulatory & Clinical Affairs, respectively.  The employment agreements provide that each executive’s term of service is at-will, and  that Mr. Reinhardt will earn an annual salary of $210,000 and that Mr. LaBounty will earn an annual salary of $225,000.  The employment agreements contain standard non-compete and confidentiality provisions.  The change-in-control agreements provide for a term of three years, with automatic one-year renewals, and provide that if a Change-in-Control (as defined in the respective agreements) occurs and during the 24-month period following a Change-in-Control, the Company terminates the executive’s employment for any reason other than Cause (as defined in the respective agreements), or the executive resigns employment for Good Reason (as defined in the respective agreements), the executive is entitled to all accrued but unpaid base salary, pro-rata annual incentive bonus at target level, a severance payment equal to two years base salary, vesting of outstanding stock options, and the amount of any benefits to which the executive is entitled as of the date of termination.

Item 6. Exhibits

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIPS BAY MEDICAL, INC.

Date: May 12, 2011	/s/ Manny Villafaña
Manny Villafaña, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott Kellen
Scott Kellen, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

KIPS BAY MEDICAL, INC.
FORM 10-Q

Exhibit Number		Description

10.47	*	Employment Agreement by and between Registrant and Michael Reinhardt dated May 2, 2011

10.48	*	Employment Agreement by and between Registrant and Randy LaBounty dated May 2, 2011

10.49	*	Change in Control Agreement by and between Registrant and Michael Reinhardt dated May 2, 2011

10.50	*	Change in Control Agreement by and between Registrant and Randy LaBounty dated May 2, 2011

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management compensation plan or arrangement.