Form 10-Q
period 2011-07-02
Kips Bay Medical, Inc.
filed 2011-08-10
CIK 1460198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 15,734,291 shares of Kips Bay Medical, Inc. common stock, par value $0.01, outstanding as of the close of business on August 5, 2011.

Kips Bay Medical, Inc.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Kips Bay Medical, Inc.

Balance Sheets

(Dollars in thousands, except share and per share amounts)

(unaudited)

	July 2, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,017	$3,548
Short-term investments, net	7,092	236
Accounts receivable	62	56
Inventories	747	606
Prepaid expenses and other current assets	196	1,260
Total current assets	12,114	5,706
Property and equipment, net	460	466
Total assets	$12,574	$6,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52	$180
Accrued liabilities	211	539
Accrued milestone and royalties	2	5,005
Total current liabilities	265	5,724
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding as of July 2, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 15,734,291 and 13,581,791 issued and outstanding as of July 2, 2011 and December 31, 2010, respectively	157	136
Additional paid-in capital	34,204	20,405
Accumulated other comprehensive loss	(5)	—
Retained deficit	(22,047)	(20,093)
Total stockholders’ equity	12,309	448
Total liabilities and stockholders’ equity	$12,574	$6,172

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Operations

(Dollars in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net sales	$48	$48	$158	$48
Cost of sales	(21)	(19)	(58)	(19)
Gross profit	27	29	100	29
Operating Expenses:
Research and development	387	606	821	1,510
Selling, general and administrative	689	298	1,242	593
Milestone expense	—	5,000	—	5,000
Operating loss	(1,049)	(5,875)	(1,963)	(7,074)
Interest income	5	4	9	8
Change in fair value of investor stock purchase option	—	—	—	(2,290)
Net loss	$(1,044)	$(5,871)	$(1,954)	$(9,356)
Basic and diluted net loss per share	$(0.07)	$(0.43)	$(0.13)	$(0.70)
Weighted average shares outstanding — basic and diluted	15,734,291	13,581,791	15,163,243	13,271,810

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	Six Months Ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net loss	$(1,954)	$(9,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	48	37
Stock-based compensation	187	322
Amortization of premium on short-term investments	28	—
Non-cash interest income	(20)	—
Change in fair value of investor stock purchase option	—	2,290
Changes in operating assets and liabilities:
Accounts receivable	(6)	(48)
Inventories	(141)	(150)
Prepaid expenses and other current assets	1,064	(735)
Accounts payable	(128)	464
Accrued liabilities	(328)	74
Accrued milestone and royalties	(5,003)	5,002
Net cash used in operating activities	(6,253)	(2,100)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	—	480
Purchases of short-term investments	(6,868)	(4)
Purchase of property and equipment	(42)	(75)
Net cash (used in) provided by investing activities	(6,910)	401
Cash flows from financing activities:
Proceeds from sale of common stock in IPO, net of related costs of $2,868	13,632	—
Proceeds from exercise of investor option to purchase common stock	—	3,750
Proceeds from sale of common stock under private placement offerings, net of issuance costs	—	1,236
Net cash provided by financing activities	13,632	4,986
Net increase in cash and cash equivalents	469	3,287
Cash and cash equivalents at beginning of period	3,548	2,469
Cash and cash equivalents at end of period	$4,017	$5,756

Supplemental non-cash disclosures:
Reclassification of investor stock purchase option liability to equity	$—	$3,250

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Notes To Financial Statements

1.             Organization and Business

Kips Bay Medical, Inc. (“we”, “us” or “our”) was incorporated in the state of Delaware on May 1, 2007. We are a medical device company focused on manufacturing and commercializing our external saphenous vein support technology, or eSVS® MESH, for use in coronary artery bypass grafting (“CABG”) surgery. Our eSVS MESH is a nitinol mesh sleeve that, when placed over a saphenous vein graft during CABG surgery, is designed to improve the structural characteristics and long-term performance of the saphenous vein graft. In CABG procedures, surgeons harvest blood vessels, including the internal mammary artery from the chest and the saphenous vein from the leg, and attach the harvested vessels to bypass, or provide blood flow around, blocked coronary arteries.

Development Stage Company

During 2011 we have achieved significant revenue generating activities and are focused on the manufacture and commercialization of our eSVS MESH. In previous years we were a development stage company.

Initial Public Offering

On February 16, 2011, we issued 2,062,500 shares of our common stock in an initial public offering (“IPO”) at $8.00 per share for gross proceeds of $16.5 million.  We incurred $2.9 million in issuance costs for the IPO. In connection with our IPO, we entered into an underwriting agreement with Rodman & Renshaw, LLC (“Rodman”) dated February 9, 2010, pursuant to which at closing on February 16, 2011, we paid Rodman cash fees of $1.3 million, which consisted of underwriting discounts of $1.16 million and non-accountable expense reimbursements of $165,000. In addition, we issued to the underwriters and their designees options to purchase an aggregate of 103,125 shares of our common stock at an exercise price of $10.00, or 125% of the purchase price of shares sold in the IPO.  These options have a five year term and become exercisable on February 10, 2012, one year after the effective date of the IPO.

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

Inventories, net, consist of the following (in thousands):

	July 2, 2011	December 31, 2010

Raw materials	$93	$102
Work in process	200	231
Finished goods	454	273
Total	$747	$606

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

The following table summarizes our calculation of net loss per common share (in thousands, except share and per share data) for the periods:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net loss	$(1,044)	$(5,871)	$(1,954)	$(9,356)
Weighted average shares outstanding—basic and diluted	15,734,291	13,581,791	15,163,243	13,271,810
Net loss per share—basic and diluted	$(0.07)	$(0.43)	$(0.13)	$(0.70)

The following outstanding potential common shares not included in diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Employee and non-employee stock options	972,000	813,000	972,000	813,000
Common shares issuable to underwriters under option purchase agreements (See note 1)	103,125	—	103,125	—

6.             Comprehensive Loss

Comprehensive income/loss consists of other comprehensive income or losses and net loss. Other comprehensive income or losses include certain changes in equity that are excluded from net loss. Specifically, we include unrealized gains and losses on available-for-sale securities in other comprehensive income/loss. Comprehensive loss for each period presented is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net loss	$(1,044)	$(5,871)	$(1,954)	$(9,356)
Unrealized gain (loss) on investments, net	(5)	(17)	(5)	(9)
Comprehensive loss	$(1,049)	$(5,888)	$(1,959)	$(9,365)

7.             Fair Value of Financial Instruments

We apply the provisions of FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under US GAAP, and enhances disclosures about fair value measurements.

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

Our cash and equivalents consist of bank deposits, money market funds, and investment grade commercial paper and corporate debt with original maturities of 90 days or less. We determine the fair value of these investments using Level 1 and Level 2 inputs.

We determine the fair value of our short-term investments using Level 2 inputs.

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments.

During the quarter ended July 2, 2011, we began investing a portion of the proceeds received from our IPO under an investment policy approved by the Board of Directors.  We determine the fair value for certain of these investments using other observable inputs and accordingly, have classified the valuation of these investments as Level 2.   A summary of financial assets (in thousands) measured at fair value on a recurring basis at July 2, 2011 and December 31, 2010 is as follows:

	July 2, 2011				December 31, 2010
	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets (Level 1)	Significant Unobservable Inputs (Level 3)

Money market funds	$1,615	$1,615	$—	$—	$486	$486	$—
Bank certificate of deposit	100	—	100	—
Commercial Paper	3,148	—	3,148	—	—	—	—
Corporate Debt	5,722	—	5,722	—	—	—	—
Total	$10,585	$1,615	$8,970	$—	$486	$486	$—

8.             Short-Term Investments and Impairment

Short-term investments consist of investment grade commercial paper, corporate debt, a mutual fund investment and a bank certificate of deposit. We determine the fair value of these investments using Level 2 inputs.

We periodically review our investments for potential impairment and consider investments impaired when a decline in fair value is deemed by us to be other-than-temporary. If cost exceeds fair value, we consider, among other factors, the duration and extent to which cost exceeds fair value, the financial strength of the issuer, and our intent and ability to hold the investment to maturity. Once a decline in value is deemed to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. No impairment losses were recognized in the six months ended July 2, 2011 and July 3, 2010.

9.             Property and Equipment

Property and equipment consist of the following (in thousands):

	July 2, 2011	December 31, 2010

Furniture and fixtures	$50	$41
Machinery, equipment and tooling	512	494
Computers and software	82	74
Leasehold improvements	56	49
Accumulated depreciation	(240)	(192)
Property and equipment, net	$460	$466

Depreciation expense for the six months ended July 2, 2011 and July 3, 2010 was $48,000 and $37,000, respectively.

10.          Commitments and Contingencies

Leases

On October 1, 2007, we entered into an operating lease agreement for our current facility which houses our corporate offices and manufacturing space. The term of this lease originally ran from October 1, 2007 through September 30, 2010. In June 2010, we executed an amendment to our lease that extended the lease term through September 30, 2011.  In May 2011, we executed a second amendment to our lease that extended the lease term through September 30, 2014.  Under the terms of the second amendment, our base rent will be reduced to the current market rate starting October 1, 2011 and will subsequently be increased by approximately 2.5% on October 1, 2012 and 2013.

On June 2, 2011, we entered into an operating sub-lease agreement for approximately 2,800 square feet of office space adjoining our current facility.  The term of this lease runs from June 15, 2011 through September 30, 2014.  The monthly base rent amount is fixed over the entire term of the sub-lease.

We lease certain other office equipment under non-cancelable operating lease arrangements which are not recognized on our balance sheets.

Royalty Payments

The core intellectual property relating to our eSVS MESH, including five patent applications pending in the United States and two patents and seven patent applications pending in countries outside the United States, was acquired from Medtronic, Inc. pursuant to an Assignment and License Agreement dated October 9, 2007. As consideration for the assignment of such intellectual property, we have agreed to pay Medtronic an aggregate of up to $15.0 million upon the achievement of certain sales milestones and a royalty of 4% on sales of our eSVS MESH. The milestones consist of $5.0 million due on the one-year anniversary of the first commercial sale of our eSVS MESH, $5.0 million due when our cumulative net sales reach $15.0 million and $5.0 million due when our cumulative net sales reach $40.0 million. The first commercial sale of our eSVS MESH occurred in June 2010 and, at that time, we accrued an expense for the first milestone obligation. This milestone obligation was paid in June 2011.

Royalty obligations are payable 60 days after the end of each fiscal quarter, are recorded as a component of our cost of sales and will terminate upon the earlier of the expiration of all of the patents and patent applications, or when the aggregate royalties paid reaches $100.0 million.  We recorded royalty expense of $6,000 and $2,000 for the six months ended July 2, 2011 and July 3, 2010, respectively.

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

In July 2008, we determined that our eSVS MESH was suitable for human implantation, and KBI subsequently exercised its first stock purchase option under the Investment Agreement, purchasing an aggregate of 600,000 shares of our common stock for a purchase price of $3.5 million in nine installments from May 2008 to June 2009. In August 2008, the first implantation of our eSVS MESH took place thereby satisfying the condition to the second stock purchase option. KBI exercised the second option in February 2010, purchasing an additional 600,000 shares of our common stock for a purchase price of $3.5 million.

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

On January 1, 2009, the date of adoption, we estimated the fair value of the second option to be $1.6 million and this amount was recorded as a cumulative effect adjustment on January 1, 2009, which increased our deficit accumulated during development stage by $1.4 million. We estimated the fair value of this option as of January 1, 2009 using a Black-Scholes valuation model using the following assumptions: fair value of our common stock: $6.00; dividend yield: 0%; volatility: 70%; risk free interest rate: 0.88%; and expected term: 2.5 years. The fair value of our common stock was determined based upon the sale price in our private placement offering that commenced in March 2009. The estimated dividend yield was zero as we had no intent to pay dividends in the foreseeable future. Volatility was estimated based upon a portfolio of guideline companies in the same or similar lines of business. The risk free interest rate was determined based upon the yield of constant maturity U.S. Treasury bills with durations approximating the expected term. The expected term was based upon the term of the Notes.

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

12.          Stock-Based Compensation

2007 Long-Term Incentive Plan

Our 2007 Long-Term Incentive Plan, or the Plan, was adopted by the Board of Directors in July 2007. The Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years and generally vest over four years for employees, at the rate of 25% of total shares underlying the option each year, and over three years for non-employees, with 25% vesting upon grant and 25% vesting each year thereafter. Under the Plan, a total of 2,000,000 shares of common stock were initially reserved for issuance.

A summary of option activity for the six months ended July 2, 2011 is as follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at December 31, 2010	813,000	$4.12
Granted	275,000	5.54
Exercised	—	—
Cancelled	(116,250)	5.82
Options outstanding at July 2, 2011	971,750	$4.32

The assumptions used in the Black-Scholes option-pricing model for the six months ended July 2, 2011 are as follows:

July 2, 2011
Risk free interest rate	2.22% - 2.63%
Dividend yield	0%
Expected volatility	53%
Expected term	6.25 years
Weighted average grant date fair value	$ 2.95

A summary of restricted stock award activity is as follows:

	Number of Shares	Weighted Average Fair Value
Awards outstanding at December 31, 2010	—	—
Granted	90,000	$8.00
Exercised	—	—
Cancelled	—	—
Awards outstanding at July 2, 2011	90,000	$8.00

The fair value of each restricted stock award is equal to the fair market value of our common stock at the date of grant. Restricted stock awards vest over four years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. We recorded stock-based compensation expense for restricted stock grants of $68,000 for the six months ended July 2, 2011.

Stock-based compensation expense (in thousands) recorded in our statements of operations is summarized below for the periods:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Cost of sales	$12	$—	$21	$—
Research and development	(35)	112	43	285
Selling, general and administrative	70	23	123	37
Total stock-based compensation	$47	$135	$187	$322

13.          Employee Benefit Plan

We maintain a simplified employee retirement plan, or SEP, which commenced on January 1, 2008. The SEP is a defined contribution plan; employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. We contribute up to 3% of each individual’s base salary as required under the safe-harbor provisions of Internal Revenue Service rules governing SEP plans. Our contributions vest immediately and are expensed when paid. We have recorded contributions of $26,000 and $21,000 for the six months ended July 2, 2011 and July 3, 2010, respectively.

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

During February 2011, we completed an initial public offering (“IPO”) of 2,062,500 shares of our common stock at a purchase price of $8.00 per share. All shares sold in the IPO were newly issued by the Company. Gross proceeds from the IPO were $16.5 million. After deducting the underwriting commissions and other expenses, we realized net proceeds of approximately $13.6 million. As additional consideration for this transaction, we issued options to purchase 103,125 shares of our common stock to the underwriters and their designees. These options have a five year term, an exercise price of $10.00 per share or 125% of the purchase price of shares sold in the IPO, and become exercisable on February 10, 2012, one year after the effective date of the IPO.

We began marketing and commenced shipments of our eSVS MESH in select European Union markets in June 2010, in the United Arab Emirates in October 2010 and in Turkey in January 2011. We believe that the safety data collected in the international trial, plus the known saphenous vein graft failure rates associated with standard CABG surgery, will support commercial use of our eSVS MESH in Europe. The United States Food and Drug Administration, (“FDA”), has reviewed and disapproved our most recent amendment to our application for an investigational device exemption (“IDE”). Follow-up conversations with the FDA have been held to further understand the FDA requirements in order to obtain our IDE approval. The FDA has recently indicated that they need to review our IDE information with outside experts before they provide further guidance to the Company. The IDE approval, if obtained before the end of the third quarter of 2011, would allow us to begin the clinical trials of our eSVS MESH in the United States in 2011. However, we could be delayed by adverse clinical results or regulatory complications, and we may never receive U.S. marketing approval.

As of July 2, 2011, we had an accumulated deficit of $22.0 million. We expect our losses to continue as we pursue commercialization of and further regulatory approvals for our eSVS MESH. Prior to completing our IPO, we had financed our operations primarily through the private placement of convertible debt and equity securities.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our Audited Consolidated Financial Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The critical accounting policies used in the preparation of the financial statements as of July 2, 2011 have remained unchanged from December 31, 2010.

Results of Operations

Comparison of the Three and Six Months Ended July 2, 2011 to the Three and Six Months Ended July 3, 2010 (in thousands)

	Three Months Ended		Percent	Six Months Ended		Percent
	July 2, 2011	July 3, 2010	Change	July 2, 2011	July 3, 2010	Change
Net sales	$48	$48	—	$158	$48	229.2%
Cost of sales	(21)	(19)	(10.5)%	(58)	(19)	205.3
Gross profit	27	29	(6.9)	100	29	244.8

Operating expenses:
Research and development	387	606	(36.2)	821	1,510	(45.6)
Selling, general and administrative	689	298	131.2	1,242	593	109.4
Milestone expense	—	5,000	—	—	5,000	—
Total operating expenses	(1,049)	(5,875)	(82.1)	(1,963)	(7,074)	(72.3)

Other income (expense):
Interest income	5	4	25.0	9	8	12.5
Change in fair value of investor stock purchase option	—	—	—	—	(2,290)	—

Net loss	$(1,044)	$(5,871)	(82.2)%	$(1,954)	$(9,356)	(79.1)%

Cost of sales, research and development and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options and restricted stock grants. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through July 2, 2011 vest upon time-based conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our statements of operations for the three and six month periods ended July 2, 2011 and July 3, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Cost of sales	$12	$—	$21	$—
Research and development	(35)	112	43	285
Selling, general and administrative	70	23	123	37
Total stock-based compensation	$47	$135	$187	$322

Net Sales and Gross Profit

Our net sales were unchanged in second quarter of 2011 and increased $110,000 during the first six months of 2011, compared to the same periods in the prior year. Our gross profit was down $2,000 in the second quarter of 2011 and increased $71,000 during the first six months of 2011, compared to the same periods in the prior year.  The increase in net sales and gross profit for the six months of 2011 results from the timing of the commencement of commercial sales of the eSVS MESH in select international markets.  We received the CE Mark for the eSVS MESH in May of 2010 and began commercial sales in June of 2010.

Research and Development

Our research and development expenses decreased 36.2% from $606,000 in the second quarter of 2010 to $387,000 thousand in the second quarter of 2011. Research and development expenses decreased 45.6% from $1.5 million in the six months ended July 3, 2010 to $821,000 in the six months ended July 2, 2011.  These decreases are due to a decline in clinical trial, pre-clinical trial and product development activities related to our eSVS MESH.  During 2010 we substantially completed follow-up on our international clinical trial and the primary development work for our eSVS MESH.  We are currently working on launching additional “post-market” studies in Europe and human clinical trials in the United States; however, we have not incurred significant costs for those efforts as of July 2, 2011. In addition, the decline in the market value of our common stock during the second quarter of 2011 caused a significant decrease in the value of unvested stock options awarded to non-employees.  We expect that our research and development costs will increase as we initiate human clinical trials in the United States (“U.S.”) and abroad.  The most significant costs will be incurred for human clinical trials in the U.S., which cannot begin until the FDA approves our IDE.

Selling, General and Administrative

Our selling, general and administrative (“SG&A”) expenses increased 131.2% to $689,000 from $298,000 in the three months ended July 2, 2011 and July 3, 2010, respectively.  SG&A expenses increased 109.4% to $1.2 million from $593,000 in the six months ended July 2, 2011 and July 3, 2010, respectively.  These increases were driven by compliance costs incurred in conjunction with becoming a public company in February 2011, including adding the first three outside directors to our board of directors and conducting our first annual stockholders’ meeting.  In addition, we expanded our management team to support commercial sales activity and have incurred significant related sales and marketing costs subsequent to our receipt of the CE Mark for the eSVS MESH in May 2010.  We expect SG&A expenses to increase slightly as we continue our international sales and marketing efforts.

Milestone expense

Our milestone expense for the second quarter of 2010 and the six months ended July 3, 2010 was $5.0 million.  We recorded this milestone expense in conjunction with achieving the first commercial sale of our eSVS MESH in June 2010 and it represents the first sales milestone under our Assignment and License Agreement with Medtronic, Inc.  Under the provisions of this agreement, the payment of this milestone was due one year after this first sale.  This milestone payment was remitted in June 2011.

Interest Income

Interest income increased $1,000 in second quarter of 2011 and increased $1,000 during the first six months of 2011, compared to the same periods in the prior year.  The increase resulted from the investment of the net proceeds from our IPO in February 2011 partially offset by declines in short-term interest rates from the first half of 2010 to the first half of 2011.

Change in Fair Value of Investor Stock Purchase Option

The change in fair value of investor stock purchase option was a loss of $2.3 million in the three and six months ended July 3, 2010. This loss resulted from a modification to the second Kips Bay Investments, LLC (“KBI”) stock purchase option, which resulted in an increase in the estimated fair value of the option of $2.3 million. KBI exercised this option in February 2010.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of July 2, 2011 and December 31, 2010 and cash flow data for each of the six month periods ended July 2, 2011 and July 3, 2010 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	July 2, 2011	December 31, 2010
Cash and cash equivalents	$4,017	$3,548
Short-term investments	7,092	236
Working capital	11,849	(18)

	Six Months Ended
Cash Flow Data	July 2, 2011	July 3, 2010
Cash provided by (used in):
Operating activities	$(6,253)	$(2,100)
Investment activities	(6,910)	401
Financing activities	13,632	4,986
Net increase in cash and cash equivalents	$469	$3,287

Cash and Cash Equivalents

Our total cash resources, including short-term investments, as of July 2, 2011 were $11.1 million compared to $3.8 million as of December 31, 2010. As of July 2, 2011, we had $265,000 in current liabilities and $11.8 million in net working capital. As of December 31, 2010, we had $5.7 million in current liabilities and an $18,000 net working capital deficit. We incurred a net loss of $1.95 million and had negative cash flow from operating activities of $6.25 million for the six months ended July 2, 2011.

Under the provisions of the Assignment and License Agreement with Medtronic, Inc., our first milestone payment obligation of $5.0 million was due and payable on the one year anniversary of the first commercial sale of our eSVS MESH. We remitted this milestone payment in June 2011.

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

In the IPO, we sold 2,062,500 shares of common stock receiving net proceeds of $13.6 million. We intend to use the net proceeds from our IPO, as further described in Item 2 of Part II of this quarterly report, to seek regulatory approval to market our technology in the United States which will require human clinical trials; to expand regulatory approval abroad; to develop and test additional applications of our eSVS MESH; and for working capital and general corporate purposes.

We began marketing and commenced shipments of our eSVS MESH in select European Union markets in June 2010, and have generated limited revenue from the sale of products to date.

In the future, we may seek, or have a need, to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We cannot assure that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs. We expect that the proceeds from the IPO will be sufficient to fund our planned operations for at least the next 12 months, and we have no current intention to enter into a credit facility or loan agreement. We do not anticipate any adverse effects stemming from the lack of available credit facilities at this time.

Net Cash Used in Operating Activities

Net cash used in operating activities was $6.3 million and $2.1 million in the six months ended July 2, 2011 and July 3, 2010, respectively.  The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, non-cash stock-based compensation, the effects of changes in operating assets and liabilities and, for 2010, changes in the fair value of the KBI stock purchase option liability. Net cash used in operating activities for the six months ended July 2, 2011 includes the payment of a $5.0 million milestone payment to Medtronic, Inc. as noted above.

Net Cash (Used in) Provided by Investment Activities

Net cash used in investment activities was $6.9 million for the six months ended July 2, 2011 and net cash provided by investment activities was $401,000 for the six months ended July 3, 2010. Cash used in investing activities during 2011 resulted primarily from the purchase of short-term investments.  Cash provided by investment activities during 2010 resulted from sales of short-term investments partially offset by purchases of property and equipment.  There were no sales of short-term investments in the current year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $13.6 million and $5.0 million in the six months ended July 2, 2011 and July 3, 2010, respectively.  Net cash provided by financing activities resulted from our receipt of proceeds from our IPO in 2011 and private sales of our common stock in 2010.

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

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. The forward-looking statements in this quarterly report include, but are not limited to, statements regarding uses for our technology, the timing of governmental approvals, product introductions and future sales, future operating losses, expansion of governmental regulations, use of research and development expenditures, commencement and cost of preclinical trials, increased costs as a public company, increased research and development and SG&A expenses, use of proceeds from our initial public offering, sufficiency of the funds from our IPO to support our operations, the adequacy of our capital resources to fund future expenditures, the impact of our lack of a credit facility, our ability to raise additional funds and operating and capital requirement expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this quarterly report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the United States Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 2, 2011, our controls and procedures were effective.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended July 2, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

We completed our IPO during the six months ended July 2, 2011. The effective date of our registration statement relating to the IPO, filed on Form S-1 under the Securities Act of 1933 (File No. 333-165940), was February 10, 2011. A total of 2,062,500 shares of our common stock were registered and sold in the IPO. In addition, we granted Rodman & Renshaw, LLC (“Rodman”), the managing underwriter of the IPO, and its designees a 45 day over-allotment option to purchase 309,375 shares at $8.00 per share, less an underwriting discount of $0.56 per share. This option expired unexercised. We also granted to Rodman, its designees and the other underwriters options to purchase 103,125 shares of our common stock which become exercisable at a price of $10.00 per share on February 10, 2012 and expires on February 10, 2016.

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

Through July 2, 2011, we have used $5.0 million of the net proceeds to fund the first milestone payment payable for the acquisition of certain intellectual property rights to our eSVS MESH.  We intend to use the remaining proceeds from the IPO to fund the process of seeking regulatory approval to market our eSVS MESH in the United States, which includes human clinical trials; expand regulatory approval abroad; fund the development and testing of additional applications of our eSVS MESH; and for working capital and general corporate purposes, including commercialization activities for our eSVS MESH in select European and other international markets and for the purchase of capital equipment and expansion of facilities.  Pending the uses described above, we have invested the remaining net proceeds in a variety of short-term, interest-bearing, investment grade securities.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

On May 25, 2011, we executed a second amendment to our lease with St. Paul Fire and Marine Insurance Company that extends the lease term through September 30, 2014.  Under the terms of the second amendment, our base rent will be reduced to the current market rate starting October 1, 2011 and will subsequently be increased by approximately 2.5% on October 1, 2012 and 2013.

One June 2, 2011, we entered into an operating sub-lease agreement with New Horizon Enterprises, Ltd. for approximately 2,800 square feet of office space adjoining our current facility.  The term of this lease runs from June 15, 2011 through September 30, 2014.  The monthly base rent amount is fixed over the entire term of the sub-lease.

Item 6. Exhibits

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIPS BAY MEDICAL, INC.

Date: August 10, 2011	/s/ Manny Villafaña
Manny Villafaña, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott Kellen
Scott Kellen, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

KIPS BAY MEDICAL, INC.

FORM 10-Q

Exhibit Number	Description

10.51	Amendment No. 2 to Lease by and between the Company and St. Paul Properties, Inc., as assigned to St. Paul Fire and Marine Insurance Company, dated as of May 25, 2011

10.52	Sublease Agreement by and between the Company and New Horizon Enterprises, Ltd. dated June 2, 2011

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended July 2, 2011, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements tagged as blocks of text.*

*	Furnished herewith.