Form 10-Q
period 2011-10-01
Kips Bay Medical, Inc.
filed 2011-11-08
CIK 1460198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File No.: 001-35080

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

There were 16,200,579 shares of Kips Bay Medical, Inc. common stock, par value $0.01, outstanding as of the close of business on November 1, 2011.

Kips Bay Medical, Inc.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Kips Bay Medical, Inc.

Balance Sheets

(Dollars in thousands, except share and per share amounts)

(unaudited)

	October 1, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,445	$3,548
Short-term investments, net	6,587	236
Accounts receivable, net of allowance for doubtful accounts of $6 and $0 as of October 1, 2011 and December 31, 2010, respectively	16	56
Inventories	829	606
Prepaid expenses and other current assets	205	1,260
Total current assets	11,082	5,706
Property and equipment, net	503	466
Total assets	$11,585	$6,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10	$180
Accrued liabilities	246	539
Accrued milestone and royalties	—	5,005
Total current liabilities	256	5,724
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding as of October 1, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 15,821,791 and 13,581,791 issued and outstanding as of October 1, 2011 and December 31, 2010, respectively	158	136
Additional paid-in capital	34,413	20,405
Accumulated other comprehensive loss	(8)	—
Retained deficit	(23,234)	(20,093)
Total stockholders’ equity	11,329	448
Total liabilities and stockholders’ equity	$11,585	$6,172

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Operations

(Dollars in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net sales	$—	$59	$158	$107
Cost of sales	—	(22)	(58)	(40)
Gross profit	—	37	100	67

Operating Expenses:
Research and development	483	409	1,304	1,920
Selling, general and administrative	711	364	1,952	957
Milestone expense	—	—	—	5,000
Operating loss	(1,194)	(736)	(3,156)	(7,810)
Interest income	6	3	15	11
Change in fair value of investor stock purchase option				(2,290)
Net loss	$(1,188)	$(733)	$(3,141)	$(10,089)
Basic and diluted net loss per share	$(0.08)	$(0.05)	$(0.20)	$(0.75)
Weighted average shares outstanding — basic and diluted	15,756,346	13,581,791	15,366,841	13,378,378

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net loss	$(3,141)	$(10,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	74	53
Stock-based compensation	310	468
Amortization of premium on short-term investments	87	—
Non-cash interest income	(27)	—
Change in fair value of investor stock purchase option	—	2,290
Changes in operating assets and liabilities:
Accounts receivable	40	(52)
Inventories	(223)	(429)
Prepaid expenses and other current assets	1,055	(1,055)
Accounts payable	(170)	678
Accrued liabilities	(293)	134
Accrued milestone and royalties	(5,005)	5,002
Net cash used in operating activities	(7,293)	(3,000)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	450	730
Purchases of short-term investments	(6,869)	(5)
Purchase of property and equipment	(111)	(242)
Net cash (used in) provided by investing activities	(6,530)	483
Cash flows from financing activities:
Proceeds from sale of common stock in IPO, net of related costs of $2,868	13,632	—
Proceeds from exercise of investor option to purchase common stock	—	3,750
Proceeds from sale of common stock under private placement offerings, net of issuance costs	—	1,236
Proceeds from the exercise of employee stock options	88	—
Net cash provided by financing activities	13,720	4,986
Net increase in cash and cash equivalents	(103)	2,469
Cash and cash equivalents at beginning of period	3,548	2,469
Cash and cash equivalents at end of period	$3,445	$4,938

Supplemental non-cash disclosures:
Reclassification of investor stock purchase option liability to equity	$—	$3,250

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

Inventories, net, consist of the following (in thousands):

	October 1, 2011	December 31, 2010

Raw materials	$86	$102
Work in process	300	231
Finished goods	443	273
Total	$829	$606

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

The following table summarizes our calculation of net loss per common share (in thousands, except share and per share data) for the periods:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net loss	$(1,188)	$(733)	$(3,141)	$(10,089)
Weighted average shares outstanding—basic and diluted	15,756,346	13,581,791	15,366,841	13,378,378
Net loss per share—basic and diluted	$(0.08)	$(0.05)	$(0.20)	$(0.75)

The following outstanding potential common shares not included in diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Employee and non-employee stock options	848,000	813,000	848,000	813,000
Common shares issuable to underwriters under option purchase agreements (See note 1)	103,125	—	103,125	—

6.             Comprehensive Loss

Comprehensive income/loss consists of other comprehensive income or losses and net loss. Other comprehensive income or losses include certain changes in equity that are excluded from net loss. Specifically, we include unrealized gains and losses on available-for-sale securities in other comprehensive income/loss. Comprehensive loss for each period presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net loss	$(1,188)	$(733)	$(3,141)	$(10,089)
Unrealized gain (loss) on investments, net	(3)	18	(8)	9
Comprehensive loss	$(1,191)	$(715)	$(3,149)	$(10,080)

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

We determine the fair value of our short-term investments using Level 1 and Level 2 inputs.

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments.

During the quarter ended July 2, 2011, we began investing a portion of the proceeds received from our IPO under an investment policy approved by the Board of Directors.  We determine the fair value of our cash equivalents and short-term investments  using other observable inputs which may include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets which are not active, other quoted prices which are directly observable and/or market inputs that are not directly observable, but are derived from or corroborated by other observable market data.  Accordingly, we have classified the valuation of these investments as Level 2.   A summary of financial assets (in thousands) measured at fair value on a recurring basis at October 1, 2011 and December 31, 2010 is as follows:

	October 1, 2011				December 31, 2010
	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets (Level 1)	Significant Unobservable Inputs (Level 3)

Money market funds	$2,941	$2,941	$—	$—	$486	$486	$—
Bank certificate of deposit	100	—	100	—	—	—	—
Commercial Paper	1,800	—	1,800	—	—	—	—
Corporate Debt	4,747	—	4,747	—	—	—	—
Total	$9,588	$2,941	$6,647	$—	$486	$486	$—

8.             Short-Term Investments and Impairment

Short-term investments consist of a money market fund, investment grade commercial paper, corporate debt and a bank certificate of deposit.

We periodically review our investments for potential impairment and consider investments impaired when a decline in fair value is deemed by us to be other-than-temporary. If cost exceeds fair value, we consider, among other factors, the duration and extent to which cost exceeds fair value, the financial strength of the issuer, and our intent and ability to hold the investment to maturity. Once a decline in value is deemed to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. No impairment losses were recognized in the nine months ended October 1, 2011 and October 2, 2010.

9.             Property and Equipment

Property and equipment consist of the following (in thousands):

	October 1, 2011	December 31, 2010

Furniture and fixtures	$55	$41
Machinery, equipment and tooling	513	494
Computers and software	104	74
Leasehold improvements	97	49
Accumulated depreciation	(266)	(192)
Property and equipment, net	$503	$466

Depreciation expense for the nine months ended October 1, 2011 and October 2, 2010 was $74,000 and $53,000, respectively.

10.          Commitments and Contingencies

Leases

On October 1, 2007, we entered into an operating lease agreement for our current facility which houses our corporate offices and manufacturing space. The term of this lease originally ran from October 1, 2007 through September 30, 2010. In June 2010, we executed an amendment to our lease that extended the lease term through September 30, 2011.  In May 2011, we executed a second amendment to our lease that extended the lease term through September 30, 2014.  Under the terms of the second amendment, our base rent was reduced to the current market rate on October 1, 2011 and will subsequently be increased by approximately 2.5% on October 1, 2012 and 2013.

On June 2, 2011, we entered into an operating sub-lease agreement for approximately 2,800 square feet of office space adjoining our current facility.  The term of this lease runs from June 15, 2011 through September 30, 2014.  The monthly base rent amount is fixed over the entire term of the sub-lease.

We lease certain other office equipment under non-cancelable lease arrangements which are accounted for as operating leases.

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

Royalty obligations are payable 60 days after the end of each fiscal quarter, are recorded as a component of our cost of sales and will terminate upon the earlier of the expiration of all of the patents and patent applications, or when the aggregate royalties paid reaches $100.0 million.  We recorded royalty expense of $6,000 and $4,000 for the nine months ended October 1, 2011 and October 2, 2010, respectively.

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

A summary of option activity for the nine months ended October 1, 2011 is as follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at December 31, 2010	813,000	$4.12
Granted	275,000	5.54
Exercised	(87,500)	1.00
Cancelled	(152,500)	5.93
Options outstanding at October 1, 2011	848,000	$4.57

The assumptions used in the Black-Scholes option-pricing model for the nine months ended October 1, 2011 are as follows:

October 1, 2011
Risk free interest rate	1.25% - 2.65%
Dividend yield	0%
Expected volatility	53%
Expected term	6.25 years
Weighted average grant date fair value	$2.95

A summary of restricted stock award activity is as follows:

	Number of Shares	Weighted Average Fair Value
Awards outstanding at December 31, 2010	—	—
Granted	90,000	$8.00
Vested	—	—
Cancelled	—	—
Awards outstanding at October 1, 2011	90,000	$8.00

The fair value of each restricted stock award is equal to the fair market value of our common stock at the date of grant. Restricted stock awards vest over four years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. We recorded stock-based compensation expense for restricted stock grants of $ 114,000 for the nine months ended October 1, 2011.

Stock-based compensation expense (in thousands) recorded in our statements of operations is summarized below for the periods:

	Three Months Ended		Nine months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Cost of sales	$12	$6	$33	$6
Research and development	28	110	72	396
Selling, general and administrative	83	28	205	66
Total stock-based compensation	$123	$144	$310	$468

13.          Employee Benefit Plan

We maintain a simplified employee retirement plan, or SEP, which commenced on January 1, 2008. The SEP is a defined contribution plan; employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. We contribute up to 3% of each individual’s base salary as required under the safe-harbor provisions of Internal Revenue Service rules governing SEP plans. Our contributions vest immediately and are expensed when paid. We have recorded contributions of $41,000 and $35,000 for the nine months ended October 1, 2011 and October 2, 2010, respectively.

14.          Subsequent Events

On October 24, 2011, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of our shares of common stock over a three year period as set forth in the terms of the Purchase Agreement.

In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 378,788 shares of the Company’s common stock as a commitment fee (the “Commitment Shares”). The Purchase Agreement provides that the Company may not issue and sell more than 3,164,357 shares of the Company’s common stock, including the Commitment Shares.

Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, dated as of October 24, 2011, in which we agreed to file one or more registration statements as permissible and necessary to register under the Securities Act of 1933, as amended, the sale by Aspire Capital of the shares of our common stock that have been and that may be issued to Aspire Capital under the Purchase Agreement.  We agreed to file the initial registration statement with the SEC on or before November 21, 2011.

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

We began marketing and commenced shipments of our eSVS MESH in select European Union markets in June 2010, in the United Arab Emirates in October 2010 and in Turkey in January 2011. We believe that the safety data collected in the international trial, plus the known saphenous vein graft failure rates associated with standard CABG surgery, will support commercial use of our eSVS MESH in Europe. The United States Food and Drug Administration, (“FDA”), has reviewed and disapproved our most recent amendment to our application for an investigational device exemption (“IDE”). Follow-up conversations with the FDA have been held to further understand the FDA requirements in order to obtain our IDE approval. In March 2011, the FDA  indicated that they needed to review our IDE information with outside experts before they provide further guidance to the Company. Due to internal processing delays within the FDA, this review was not completed until September 2011, at which time the FDA informed us that the agency did not believe that the Company had provided sufficient data to support the Company’s request for an IDE. The FDA also indicated that it would review such additional information when it becomes available.

Based upon recent communications with the FDA and discussions with US regulatory consultants, the Company plans to conduct a new European feasibility trial, based upon a protocol designed to incorporate guidance provided by the FDA. Specifically, the FDA recommended changes to patient selection, graft preparation and patient evaluation. Upon completion of this study the Company expects to request an IDE approval for a pivotal study in the U.S.

As of October 1, 2011, we had an accumulated deficit of $23.2 million. We expect our losses to continue as we pursue commercialization of and further regulatory approvals for our eSVS MESH. Prior to completing our IPO, we had financed our operations primarily through the private placement of convertible debt and equity securities.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our Audited Consolidated Financial Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The critical accounting policies used in the preparation of the financial statements as of October 1, 2011 have remained unchanged from December 31, 2010.

Results of Operations

Comparison of the Three and Nine Months Ended October 1, 2011 to the Three and Nine Months Ended October 2, 2010 (in thousands)

	Three Months Ended			Nine Months Ended
	October 1, 2011	October 2, 2010	Percent Change	October 1, 2011	October 2, 2010	Percent Change
Net sales	$—	$59	—	$158	$107	47.7%
Cost of sales	—	(22)	—	(58)	(40)	45.0
Gross profit	—	37	—	100	67	49.3
Operating expenses:
Research and development	483	409	18.1%	1,304	1,920	(32.1)
Selling, general and administrative	711	364	95.3	1,952	957	104.0
Milestone expense	—	—		—	5,000	—
Total operating expenses	(1,194)	(773)	54.5	(3,256)	(7,877)	(58.7)
Other income (expense):
Interest income	6	3	100.0	15	11	36.4
Change in fair value of investor stock purchase option	—	—		—	(2,290)	—
Net loss	$(1,188)	$(733)	62.1%	$(3,141)	$(10,089)	(68.9)%

Cost of sales, research and development and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options and restricted stock grants. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through October 1, 2011 vest upon time-based conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our statements of operations for the three and nine month periods ended October 1, 2011 and October 2, 2010 (in thousands):

	Three Months Ended		Nine months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Cost of sales	$12	$6	$33	$6
Research and development	28	110	72	396
Selling, general and administrative	83	28	205	66
Total stock-based compensation	$123	$144	$310	$468

Net Sales and Gross Profit

Our net sales declined to zero in the third quarter of 2011, down from $59,000 in the third quarter of 2010 and increased 47.7% from $107,000 during the first nine months of 2010 to $158,000 during the first nine months of 2011. Our gross profit increased $33,000 during the first nine months of 2011, compared to the same period in the prior year.   The decrease in net sales during the current quarter is due in part to limited reimbursements available to hospitals and the effects of the summer holiday season in Europe. The increase in net sales and gross profit for the first nine months of 2011 results from the timing of the commencement of commercial sales of the eSVS MESH in select international markets.    We expect sales to increase  slightly and continue at modest levels until additional clinical study data is available.

Research and Development

Our research and development expenses increased 18.1% from $409,000 in the third quarter of 2010 to $483,000 in the third quarter of 2011. Research and development expenses decreased 32.1% from $1.9 million in the nine months ended October 2, 2010 to $1.3 million in the nine months ended October 1, 2011.  The increase in the current quarter results from costs associated with obtaining two and three-year post implant angiograms from patients in our international trial, costs associated with a recently initiated retrospective study of patients implanted with commercially available eSVS Mesh devices at the American Hospital in Dubai, United Arab Emirates and travel to several European cardiovascular centers related to the initiation of our European post market studies.  These cost increases were partially offset by lower levels of pre-clinical testing and reduced stock-based compensation cost recorded for unvested stock options awarded to non-employees.  Note that the decline in the market value of our common stock during the second and third quarters of 2011 caused a significant decrease in the value of unvested stock options awarded to non-employees.  We expect that our research and development costs will remain at current levels until the Company’s post market and feasibility studies begin to enroll patients.

Selling, General and Administrative

Our selling, general and administrative (“SG&A”) expenses increased 95.3% to $711,000 from $364,000 in the three months ended October 1, 2011 and October 2, 2010, respectively.  SG&A expenses increased 104.0% to $1.9 million from $957,000 in the nine months ended October 1, 2011 and October 2, 2010, respectively.  These increases were driven by costs incurred in conjunction with becoming a public company in February 2011.   In addition, we expanded our management team to support commercial sales activity and have incurred significant related sales and marketing costs subsequent to our receipt of the CE Mark for the eSVS MESH in May 2010.  We expect SG&A expenses to increase slightly as we continue our international sales and marketing efforts.

Milestone expense

Our milestone expense for the nine months ended October 2, 2010 was $5.0 million.  We recorded this milestone expense in conjunction with achieving the first commercial sale of our eSVS MESH in June 2010 and it represents the first sales milestone under our Assignment and License Agreement with Medtronic, Inc.  Under the provisions of this agreement, the payment of this milestone was due one year after this first sale.  This milestone payment was remitted in June 2011.

Interest Income

Interest income increased $3,000 in the third quarter of 2011 and increased $4,000 during the first nine months of 2011, compared to the same periods in the prior year.  The increase resulted from the investment of the net proceeds from our February 2011 IPO partially offset by declines in short-term interest rates from 2010 to 2011.

Change in Fair Value of Investor Stock Purchase Option

The change in fair value of investor stock purchase option was a loss of $2.3 million in the nine months ended October 2, 2010. This loss resulted from a modification to the second Kips Bay Investments, LLC (“KBI”) stock purchase option, which resulted in an increase in the estimated fair value of the option of $2.3 million. KBI exercised this option in February 2010.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of October 1, 2011 and December 31, 2010 and cash flow data for each of the nine month periods ended October 1, 2011 and October 2, 2010 and is intended to supplement the more detailed discussion that follows (in thousands):

	October 1, 2011	December 31, 2010
Liquidity and Capital Resources
Cash and cash equivalents	$3,445	$3,548
Short-term investments	6,587	236
Working capital	10,826	(18)

	Nine months Ended
	October 1, 2011	October 2, 2010
Cash Flow Data
Cash provided by (used in):
Operating activities	$(7,293)	$(3,000)
Investment activities	(6,530)	483
Financing activities	13,720	4,986
Net increase in cash and cash equivalents	$(103)	$2,469

Cash and Cash Equivalents

Our total cash resources, including short-term investments, as of October 1, 2011 were $10.0 million compared to $3.8 million as of December 31, 2010. As of October 1, 2011, we had $256,000 in current liabilities and $10.8 million in net working capital. As of December 31, 2010, we had $5.7 million in current liabilities and an $18,000 net working capital deficit. We incurred a net loss of $3.1 million and had negative cash flow from operating activities of $7.3 million for the nine months ended October 1, 2011.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $7.3 million and $3.0 million in the nine months ended October 1, 2011 and October 2, 2010, respectively.  The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, non-cash stock-based compensation, the effects of changes in operating assets and liabilities and, for 2010, changes in the fair value of the KBI stock purchase option liability. Net cash used in operating activities for the nine months ended October 1, 2011 includes the payment of a $5.0 million milestone payment to Medtronic, Inc. as noted above.

Net Cash (Used in) Provided by Investment Activities

Net cash used in investment activities was $6.5 million for the nine months ended October 1, 2011 and net cash provided by investment activities was $483,000 for the nine months ended October 2, 2010. Cash used in investing activities during 2011 resulted primarily from the purchase of short-term investments.  Cash provided by investment activities during 2010 resulted from sales of short-term investments partially offset by purchases of property and equipment.  There were no sales of short-term investments in the current year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $13.7 million and $5.0 million in the nine months ended October 1, 2011 and October 2, 2010, respectively.  Net cash provided by financing activities resulted from our receipt of proceeds from our IPO in 2011 and private sales of our common stock in 2010.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not required.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the United States Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 1, 2011, our controls and procedures were effective.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended October 1, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We issued and sold an aggregate of 87,500 shares of our common stock to employees at a price of $1.00 per share pursuant to exercises of options granted under our 2007 Long-Term Incentive Plan. The issuances and sales were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), under either (i) Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (ii) Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of common stock represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

Use of Proceeds

We completed our IPO during the nine months ended October 1, 2011. The effective date of our registration statement relating to the IPO, filed on Form S-1 under the Securities Act of 1933 (File No. 333-165940), was February 10, 2011. A total of 2,062,500 shares of our common stock were registered and sold in the IPO. In addition, we granted Rodman & Renshaw, LLC (“Rodman”), the managing underwriter of the IPO, and its designees a 45 day over-allotment option to purchase 309,375 shares at $8.00 per share, less an underwriting discount of $0.56 per share. This option expired unexercised. We also granted to Rodman, its designees and the other underwriters options to purchase 103,125 shares of our common stock which become exercisable at a price of $10.00 per share on February 10, 2012 and expires on February 10, 2016.

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

Through October 1, 2011, we have used $5.0 million of the net proceeds to fund the first milestone payment payable for the acquisition of certain intellectual property rights to our eSVS MESH.   We intend to use the remaining proceeds from the IPO to fund the process of seeking regulatory approval to market our eSVS MESH in the United States, which includes human clinical trials; expand regulatory approval abroad; fund the development and testing of additional applications of our eSVS MESH; and for working capital and general corporate purposes, including commercialization activities for our eSVS MESH in select European and other international markets and for the purchase of capital equipment and expansion of facilities.  Pending the uses described above, we have invested the remaining net proceeds in a variety of short-term, interest-bearing, investment grade securities.

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

None.

Item 6. Exhibits

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIPS BAY MEDICAL, INC.

Date: November 8, 2011	/s/ Manny Villafaña
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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended October 1, 2011, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements tagged as blocks of text.*

* Furnished herewith