Form 10-K
period 2011-12-31
Kips Bay Medical, Inc.
filed 2012-03-15
CIK 1460198

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $10,800,000

          As of March 9, 2012, there were 16,245,579 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the proxy statement for the registrant's 2012 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

PART I

Item 1.    Business

Overview

        We are a medical device company focused on developing, manufacturing and commercializing our proprietary external saphenous vein support technology, or eSVS MESH, for use in coronary artery bypass grafting ("CABG") surgery. Our eSVS MESH is a knitted, nitinol mesh sleeve that, when placed over a saphenous vein graft during CABG surgery, is designed to improve the structural characteristics and long-term performance of the vein graft. CABG is one of the most commonly performed surgeries in the United States, with the American Heart Association estimating that 416,000 CABG procedures were performed in the United States in 2009, the most recent year for which the American Heart Association has published such estimates. In a typical CABG procedure, surgeons harvest blood vessels, or conduits, including the left internal mammary artery from the chest and the saphenous vein from the leg, and attach the harvested vessels to bypass, or provide blood flow around, blocked coronary arteries. The effectiveness of the procedure, however, is often limited by the failure rate of saphenous vein grafts, which has been shown in various studies to range from 7% to 26% one year after surgery and 39% ten years after surgery. Failure of these grafts, typically evidenced by partial or complete blockage and reduced or stopped blood flow, can lead to the need for further coronary interventions up to and including performing additional, or re-do CABG procedures which are generally associated with mortality rates three to five times higher than the original CABG procedure. We believe the use of our eSVS MESH with saphenous vein grafts in CABG surgery can improve the long-term outcome of CABG procedures, including improved openness, or patency, and improved blood flow through the saphenous vein graft, resulting in a reduced need for costly and potentially complicated reoperations or revascularization procedures.

        Physicians and patients may select among a variety of treatments to address coronary artery disease, including pharmaceutical therapy, balloon angioplasty, stenting with bare metal or drug-eluting stents, and CABG procedures, with the selection often depending upon the health of the individual patient, the stage of the disease and the presence of comorbidities such as valvular disease or heart failure, etc. The SYNTAX study, comparing CABG and implantation of drug-eluting stents, found that CABG is the more effective long-term treatment for coronary artery disease ("CAD") in patients with CAD in the left main coronary artery or in three or more coronary arteries, achieving the best long-term patient outcomes as measured by the composite rate of survival, myocardial infarction (heart attack), stroke or the need for re-intervention 12 to 36 months after surgery. Moreover, patients with severe and multi-vessel coronary artery disease often cannot be effectively treated with methods other than CABG. The prevalence of coronary artery disease and the success rates for CABG procedures versus other treatments for coronary artery disease has made CABG surgery one of the most commonly performed surgeries in the United States. It is generally accepted that the increased incidence and prevalence of diabetes, obesity, combined with aging populations and other environmental factors will mean that the addressable pool of patients eligible for CABG surgery will continue to endure into the future.

        According to published reports, a typical CABG procedure involves an average of 3.3 bypass grafts. In CABG procedures the left internal mammary artery ("LIMA") is generally used for the first graft, generally to the left anterior descending artery ("LAD"), and saphenous veins are used for any remaining grafts. Saphenous vein grafts fail more frequently than LIMA grafts due to differences in structure and size of saphenous vein grafts as compared to LIMA grafts. Unlike the LIMA, which is a thick-walled artery intended to handle the high pressure blood flow from the heart, saphenous veins are thin-walled vessels that are intended for a low-pressure venous environment. Saphenous veins are also typically larger than the coronary arteries to which they are attached and this difference in size disrupts blood flow, adding stress to the vessel wall and increasing the risk of thrombosis, or blood clotting.

When the vein grafts used to bypass a blocked artery are exposed to the high pressure of arterial flow, there is significant stress on the thin wall of the veins. The vein responds to this injury by causing its inner walls to thicken, decreasing the inner diameter of the graft and often leading to failure of the bypass graft.

        Our eSVS MESH is a nitinol mesh sleeve that is placed over the saphenous vein graft during CABG surgery and is designed to constrict the vein and prevent expansion of the vein graft and resulting injury due to increased pressure. The constriction of the vein graft also causes the diameter of the graft, or lumen, to more closely match the diameter of the target coronary artery to which it is attached, thereby reducing blood flow disruption. Our eSVS MESH is designed for quick deployment and is compatible with most current CABG surgery practices, including off-pump CABG, on-pump CABG and other less invasive methodologies. In addition, nitinol is commonly used in many other implantable medical devices.

        In order to obtain authorization to apply the CE Mark to our product and begin sales in Europe, we conducted a 90 patient multi-center clinical trial outside the United States. The goals of this trial were to demonstrate that CABG surgery using our eSVS MESH was not inferior as to either safety or effectiveness as compared to traditional CABG surgery. We received our CE Mark in May 2010 based on data from angiographic studies nine to 12 months following surgery of the first 38 patients in the trial to complete such follow-up studies. Analysis of this data showed that the patency of vessels treated with our eSVS MESH was statistically equivalent and therefore non-inferior to the patency of untreated saphenous vein bypass vessels. The final results of the trial, which included angiographic data for 73 patients, differed from the results for the first 38 patients and were inconclusive as to whether the patency of eSVS MESH treated vessels was non-inferior to untreated vessels. Because our CE Mark submission was made pursuant to a protocol accepted by all participating clinical study sites and their respective Competent Authorities (government or government-appointed agencies in charge of approving medical device clinical studies prior to enrollment in such a study), and device and procedure safety have been demonstrated (no increase in adverse events as compared to published literature for CABG surgery), the final results do not impact the status or validity of our CE Mark. We began marketing and commenced shipments of our eSVS MESH in select European Union markets in June 2010, in the United Arab Emirates in October 2010 and in Turkey in January 2011. Our primary markets continue to be in select European countries and the United Arab Emirates.

        In the trial, we evaluated the safety of our eSVS MESH by comparing the rate of major adverse cardiac and cerebral events, or MACCE, 30 days following surgery for patients treated with our eSVS MESH against the same rate reported in published literature for patients with traditional CABG surgery. We evaluated efficacy by comparing the patency of vessels treated with eSVS MESH against the patency of untreated saphenous vein bypass vessels as measured by angiographic studies nine to 12 months following implant. The safety data from this trial has indicated that our eSVS MESH and implant procedure do not result in an increase in patient complications during or after surgery. However, the effectiveness data from the trial is inconclusive primarily due to two complicating factors. First, one of the centers participating in the trial used implant methods incompatible with our eSVS MESH. Second, the amount of reduction in the diameter of the saphenous vein grafts, or downsizing, prescribed in our instructions for use and sizing tool was too aggressive, resulting in a higher than anticipated closure rate in saphenous vein grafts utilizing the eSVS MESH, particularly when our smallest device, 3.0 millimeters, was used. In response to this data, we have modified our instructions for use to provide clear direction on the surgical method to be used with our eSVS MESH, discontinued the use of our 3.0 millimeter eSVS MESH and reduced the amount of downsizing specified for other device sizes. We also exclude saphenous veins with walls thicker than 0.7 millimeters. We believe these steps have resolved the patency issues identified in the trial.

        The U.S Food and Drug Administration ("FDA"), has reviewed and disapproved our most recent amendment to our application for an investigational device exemption ("IDE") in March 2011. At that time, the FDA indicated that they intended to review our IDE information with outside experts before they provide further guidance to the Company. Due to internal delays, the FDA did not begin this review until August 2011. In September 2011 the FDA advised us that we had not provided sufficient data to support our request for an IDE for our eSVS MESH. Therefore, we intend to conduct a new feasibility trial in Europe based upon a protocol which incorporates additional guidance/requirements provided by the FDA. In November 2011 we began the process of recruiting study sites and expect to commence enrollment in the summer of 2012. Upon completion of this study, we expect to request an IDE for a pivotal study in the U.S. The results from this pivotal study are intended to provide the basis for filing of a pre-market approval application ("PMA"), which must be approved by the FDA prior to marketing the eSVS MESH in the United States. However, we could be delayed by adverse clinical results or regulatory complications, and we may never receive U.S. marketing approval.

        In November 2011 we commenced enrollments in our first post-market study intended to support our international reimbursement and marketing activities with a clinical evaluation of the short-term (three to six months) and long-term (two years) post-implant patency of the eSVS MESH in the treatment of Saphenous Vein Grafts ("SVGs") used in Coronary Artery Bypass Grafting ("CABG"), as compared with prospective SVG CABG without the eSVS MESH. We intend to enroll up to 200 patients. Long term safety out to five years will also be assessed.

        Our feasibility trial in Europe will be a multi-center, randomized study of external saphenous vein support using our eSVS MESH in CABG Surgery titled the "eMESH I" study. The objective of this study is to demonstrate the initial safety and performance of our eSVS MESH for use as an external SVG support device during coronary artery bypass procedures. The results of this study are intended to be used to obtain an approval from the FDA of an IDE for a pivotal study in the U.S. This feasibility study is also a prospective, randomized study and we will enroll a maximum of 120 patients.

        See "Clinical Development of our eSVS MESH" below for additional information.

Our Strategy

        Our objective is to achieve significant market adoption of our eSVS MESH technology in CABG and other vascular applications. Key elements of our strategy to achieve this objective include the following:

  •
  Work with respected medical centers and key thought leaders to demonstrate and communicate the potential benefits of our eSVS MESH.  We have commenced a post-market randomized study in Europe and are currently pursuing an additional feasibility trial. The data from the feasibility study is intended to support our receipt of an approval for an IDE from the FDA for a pivotal study. The IDE approval will allow us to begin studying the eSVS MESH clinically in the United States. We believe that it will be important to increase the awareness of our eSVS MESH by collaborating with key opinion leaders at leading academic and medical institutions and supporting post-approval marketing studies and publication of peer-reviewed articles. We believe that we have formed strong relationships with surgeons at a growing number of University-based and private cardiovascular surgery centers.

  •
  Commercialize our eSVS MESH in select European and other International markets.  We received CE Mark approval in May 2010 and began marketing and commenced shipments of our eSVS MESH in select European markets in June 2010, in the United Arab Emirates in October 2010 and in Turkey in January 2011. We have engaged independent distributors for the United Arab Emirates and a number or European countries including: Switzerland, Italy, Spain, Belgium, the Netherlands, Luxembourg, the UK, Ireland, Greece, Denmark, Sweden, Norway, Turkey, Germany and, subsequent to year-end, France. We believe that we have engaged independent distributors experienced in their respective European markets to promote and sell our eSVS MESH. Concurrent with this effort, we have also engaged independent distributors in non-European countries and have commenced activities to seek regulatory approval to begin marketing in other international markets.

  •
  Obtain regulatory approval and commercialize our eSVS MESH in the United States.  The FDA has reviewed and disapproved our most recent amendment to our application for an IDE. As noted above, we intend to conduct a new feasibility trial in Europe based upon a protocol which incorporates additional guidance/requirements provided by the FDA. In November 2011 we began the process of identifying study sites and expect to commence enrollment in the summer of 2012. Upon completion of the feasibility study, we expect to request an IDE for a pivotal study in the U.S. In the U.S., a pivotal study is required to develop the clinical data to support an application for PMA approval from the FDA. If we receive the necessary regulatory approval, we plan to commercially introduce our eSVS MESH in the United States through independent distributors with access to key CABG centers and key physicians. However, we could be delayed by adverse clinical results or regulatory complications, and we may never receive U.S. marketing approval.

  CABG Surgery

        Coronary Artery Bypass Grafting involves the construction of an alternative path to bypass a narrowed or occluded coronary artery and restore blood flow from the aorta to an area past the blockage. This procedure is generally accomplished by harvesting and using saphenous veins from the patient's leg and the LIMA from the chest as bypass grafts. Most commonly, the LIMA is utilized for bypassing blockages in the left anterior descending artery ("LAD") of the heart, while saphenous veins are utilized for bypassing blockages in other coronary arteries.

        For SVGs, one end of the harvested vessel is then generally attached to the aorta for blood inflow, and the opposite end is attached to the target coronary vessel. If a mammary artery is used as the bypass graft, it must be dissected from the chest wall, leaving one end in place on the aorta, while the opposite end is attached to the target vessel, providing uninterrupted blood flow from the arterial circulation. Once in place, these grafts provide blood flow to bypass the narrowed or occluded portion of the coronary artery. The following diagram illustrates the use of the internal mammary artery graft and SVGs in CABG surgery:

Current Disadvantages of Saphenous Vein Grafts

        Since its first successful use in the 1960's, the SVG has been one of the most commonly used conduits in CABG surgery. Some of the main advantages of using the saphenous vein include its ease of accessibility, its ease of handling, and the number of grafts, typically three, that can be constructed from a single vein. Despite these advantages and the widespread use of saphenous veins in CABG surgery, several issues have been identified, such as:

  •
  Pressure normally exerted on veins is much lower than the pressure on arteries. Arterial pressure is normally 80-120 mm Hg while central venous pressure is normally about 3-7 mm Hg.

  •
  Veins do not have the strong muscular wall seen in arteries. Therefore, when placed under higher arterial pressures, the veins typically dilate, or expand.

  •
  Veins have large lumens as compared to arteries, resulting in a mismatch of lumen diameters when an SVG is connected to a coronary artery. This size mismatch may result in slow, sluggish blood flow in the vein graft with more stress placed on the wall of the vein due to blood volume.

        The higher pressure of arterial blood flow and the size mismatch that results when a saphenous vein is used as a graft in CABG surgery often cause the vein to expand, damaging the lining of the vein. The vein responds to this damage by causing its walls to thicken in a manner that often leads to failure of the bypass graft. Smooth muscle cells proliferate in the middle layer of the vein wall and migrate to the inner surface of the vein in a process known as neointimal hyperplasia. The resulting accumulation of activated smooth muscle cells secrete inflammatory and growth factors leading to a stenotic build-up, or constriction and narrowing of the graft, and graft failure over time. The failure rate of SVGs in CABG procedures is well documented in the scientific literature. A sampling of data from some of the larger benchmark studies is provided below:

Saphenous Vein Graft Failure Rates
		1 Year		5 Year*		10 Year*
Year	Author	Number of Patients	Failure Rate	Number of Patients	Failure Rate	Number of Patients	Failure Rate
1984	Barner, et al.	248	7%	112	26%	—	—
1996	Fitzgibbon, et al.	3,993	19%	1978	25%	—	—
2004	Goldman, et al.	660	8%	336	25%	368	39%
2005	Alexander	2,000	26%	—	—	—	—
2009	Puskas, et al.	183	18%	—	—	—	—

*
Five and ten year data is not available for those studies for which data is not presented in these columns.

        Failure of these grafts typically evidenced by partial or complete blockage and reduced or stopped blood flow, can lead to chest pain or angina, congestive heart failure, irregular heartbeat, myocardial infarction, revascularization or death. A repeat of a CABG procedure to repair a failing or failed graft is a technically more difficult procedure with mortality rates three to five times higher than the original CABG procedure.

eSVS MESH—Our Solution

        Our eSVS MESH is designed to improve the long-term outcome of CABG procedures by addressing limitations of unsupported saphenous veins. Our eSVS MESH is a highly flexible, semi-compliant, kink-resistant extra-vascular tubular prosthesis made of knitted nickel/titanium, or nitinol, wire mesh. Our eSVS MESH is designed to be fitted like a sleeve over vein grafts.

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

  •
  Compatibility with current CABG procedures, including on-pump or off-pump procedures, and open or endoscopic saphenous vein harvest methods. On pump CABG procedures are performed on a non-beating heart with the patient on a heart-lung machine, and off-pump CABG procedures are performed on a beating heart. Open saphenous vein harvest involves a long incision in the leg to expose the entire length of vein being harvested, and endoscopic saphenous vein harvest involves only small slits at the beginning and end of the vein segment being harvested, with the use of an endoscopic device to harvest the vein segment. Except for the placement of our eSVS MESH on the SVG, the surgical steps to use a saphenous vein graft with our eSVS MESH are the same as would be performed for any coronary artery bypass procedure utilizing unsupported SVGs. We do not expect, nor have we seen, a significant increase in CABG procedure time due to eSVS MESH use.

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

Clinical Development of our eSVS MESH

  European Post-Market Study

        We are currently pursuing two post-market studies in Europe.

        The first study is a prospective, multi-center, randomized, controlled study enrolling patients with multi-vessel coronary artery disease who require CABG of the right coronary artery ("RCA") and the left circumflex artery ("LCX") due to atherosclerotic coronary artery disease. Patients will serve as their own control, meaning that they will receive one SVG treated with our eSVS MESH and one untreated SVG. In addition, the use of the SVG treated with our eSVS MESH will be randomized between the RCA and the LCX.

        The objective of this study is to support our international reimbursement and marketing activities with a clinical evaluation of the short (three to six months) and long-term (two years) post-implant patency of the eSVS MESH in the treatment of SVGs used in CABG surgery as compared with prospective SVG CABG without the eSVS MESH. Long term safety out to five years will also be assessed.

        We intend to enroll up to 200 patients in this study at a maximum of six European hospitals. Clinical follow-up assessments consisting of a physical exam, laboratory testing, medication review, CT angiography for all enrolled patients will be performed at three or six months post procedure and coronary angiogram will be performed at 24 months. Additional yearly follow-ups through five years will be performed to assess safety.

        Our second study will be performed at the University Hospital Basel, Clinic for Cardiac Surgery, in Basel, Switzerland. This study is also designed to evaluate the patency of SVGs treated with the eSVS MESH versus untreated SVGs 24 months after surgery. The study design is similar to the first study, except that patient follow-up will be at 30 days and six, 12 and 24 months after CABG and coronary angiograms will be performed at both the six and 24 month follow-up visits.

  Feasibility Study for the FDA

        We are currently recruiting study sites for a multi-center, randomized study of external saphenous vein support using our eSVS MESH in CABG Surgery. The title of this study is "The eMESH I Study" which will be performed at up to 10 sites in Europe.

        The objective of this study is to demonstrate the initial safety and performance of our eSVS MESH for use as an external SVG support device during CABG surgery. The results of this study are intended to be used to obtain an approval from the FDA of an IDE for a pivotal study in the U.S. The study is a prospective, randomized study that will enroll a maximum of 120 patients.

        The protocol for this study was reviewed by the FDA and is designed to collect the additional clinical data required by the FDA. As part of this study, each patient will be required to have two qualifying SVGs to be enrolled in the study. Additional SVGs are allowed but will not be included in the study evaluation. Each patient will serve as their own control, meaning that each study subject will be implanted with one SVG treated with our eSVS MESH and one untreated SVG. The two SVGs must be pre-specified during the procedure and the graft treated with our eSVS MESH will be randomized to either the right coronary artery ("RCA") or the left circumflex artery ("LCX") system.

        The primary safety endpoint is the 30 day rate of major adverse coronary events (MACE) defined as the rate of the composite of total mortality, myocardial infarction (heart attack), and/or coronary target vessel revascularization (percutaneous coronary intervention or CABG) within 30 days of the procedure. The primary performance endpoint is the angiographic patency rate of the enrolled grafts, where patency is defined as < 75% stenosis, or blockage, of the SVG at six months.

        Patients will be followed through hospital discharge, with follow-up visits at 30 days, three months, six months, one year and yearly thereafter through five years. Enrollment is expected to take nine to 12 months. Results through the six month follow-up visit will be submitted to the FDA with a request for an IDE approval of a pivotal study.

  International Human Clinical Trial

        The first human clinical trial of our eSVS MESH is a non-inferiority trial where each patient is randomized to receive an SVG with our eSVS MESH to bypass either the right coronary artery or the circumflex artery, two arteries commonly bypassed during CABG. The bypassed artery not chosen to receive our eSVS MESH serves as the control and receives a standard SVG. To ensure Good Clinical Practices compliance, outside resources are utilized for data collection and analysis, including a contract research organization for data entry and verification, a physician clinical events committee for the review and evaluation of adverse events, and an angiographic core lab for assessment of SVG patency.

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

  •
  The amount of reduction in the diameter of the SVGs, or downsizing, prescribed in our instructions for use and sizing tool was too aggressive, resulting in a higher than anticipated closure rate in SVGs utilizing the eSVS MESH, particularly when our smallest device, 3.0 millimeters, was used. This resulted in lumen diameters that were very small and did not remain patent. We have modified our instructions for use and sizing tool to decrease the amount of downsizing applied to SVGs by our eSVS MESH and discontinued the 3.0 millimeter size of our eSVS MESH.

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

  European Trial to Support United States IDE Application

        The FDA has reviewed and disapproved our most recent amendment to our application for an IDE in March 2011. At that time the FDA indicated that they intended to review our IDE information with outside experts before they provide further guidance to us. Due to internal delays, the FDA did not begin this review until August 2011. In September 2011, the FDA advised us that we had not provided sufficient data to support our request for an IDE for our eSVS MESH. Therefore, we intend to conduct a new feasibility trial in Europe based upon a protocol which incorporates additional guidance/requirements provided by the FDA. In November 2011, we began the process of recruiting study sites and expect to commence enrollment in the summer of 2012. Upon completion of this study, we expect to request an IDE for a pivotal study in the U.S. The results from this pivotal study are intended to provide the basis for filing of a PMA application, which must be approved by the FDA prior to marketing the eSVS MESH in the United States. However, we could be delayed by adverse clinical results or regulatory complications, and we may never receive U.S. marketing approval.

  Pivotal Trial

        The primary safety endpoint of a pivotal trial in the U.S. is expected to be statistical non-inferiority of major adverse cardiac events ("MACE") at 30-days post-implant in patients with SVGs treated with our eSVS MESH as compared with the reported total rate of MACE as published in prior CABG study reports. The primary effectiveness endpoint of this trial is expected to be statistical superiority of the patency of SVGs treated with our eSVS MESH vessels as compared to untreated SVG's at 12 months post-implant. This effectiveness endpoint is more rigorous than the effectiveness endpoint of our international trial, which was a non-inferiority comparison.

        Until the requirements of the study are agreed to by the FDA, which includes the number of patients required, we cannot estimate the time required to complete enrollment on a pivotal study. However, prior to commercializing our eSVS MESH in the United States, we will be required to submit a PMA application to the FDA which includes the final results from a pivotal study. Approval of a PMA by the FDA generally takes approximately one year after the application. We could be delayed by adverse clinical results or regulatory complications, and we may never receive marketing approval.

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

        In addition, we initiated and completed a series of animal trials utilizing sheep to confirm that our eSVS MESH, as manufactured by us, performed as expected, and produced the expected results. These animal trials showed a statistically significant inhibition of the formation of intimal hyperplasia when our eSVS MESH was used with an SVG in CABG procedures. However, sheep arterial pressures and vasculature differ from humans, and human clinical studies may not be consistent with animal trial results.

Additional eSVS MESH Applications

        Additional development projects based on our eSVS MESH technology that we may explore and advance include:

  Peripheral Grafts

        In this clinical application, SVGs are used to bypass obstructed arterial vessels in the legs. We have begun initial preclinical trials for this application, utilizing SVGs with our eSVS MESH in place and have completed preliminary assessments of this procedure.

  Coronary Allografts

        In this clinical application, cadaver, or allograft, SVGs are used in CABG procedures for patients who do not have appropriate arterial or venous conduits. We have had discussions with suppliers of this allograft material to determine usage patterns.

  Arteriovenous Fistula

        In this clinical application, a fistula, or connection, is made between an artery and a vein, normally in the non-dominant arm, for circulatory system access in patients requiring chronic dialysis.

        In light of and in response to developments with the FDA, our staff has been focused on advancing our clinical studies in Europe and developing the additional clinical information which the FDA has requested prior to allowing us to obtain an IDE approval for a US clinical trial. As a result, we have not devoted substantial amounts of time to these development projects. We expect that our clinical trials will remain our primary focus for 2012 and we will devote time to the further development of our eSVS MESH and additional applications for the eSVS MESH as schedules and priorities permit.

Sales and Marketing

  Europe and Other International Markets

        On May 13, 2010, we obtained the CE Mark for our eSVS MESH. The CE Mark allows us to sell our eSVS MESH for use in CABG procedures in 32 countries within the European Union, the European Economic Area, and the European Free Trade Association. We began marketing and commenced shipments of our eSVS MESH in select European Union markets in June 2010. We have utilized independent distributors to commercialize our technology in Europe. We have entered into agreements with independent distributors for Switzerland, Italy, Spain, Belgium, the Netherlands, Luxembourg, the UK, Ireland, Greece, Denmark, Sweden, Norway, Turkey, Germany, and subsequent to year-end, France to conduct sales in these markets. These distribution agreements generally have terms of three years, restrict distributors from selling products competitive with our eSVS MESH and grant exclusivity within a territory, which is generally limited to a single country. In addition, we may terminate the distributor's exclusivity or the entire agreement if the distributor fails to achieve agreed upon sales targets. These distributors will be supported by our U.S.-based staff with regard to product and physician training and promotional materials.

        We work with our distributors to drive clinical utilization in key centers within their respective territories. We have also identified other third parties that may be contracted to assist in obtaining country-specific product reimbursement where necessary. We were recently denied a government-sponsored supplemental reimbursement in Germany for our eSVS MESH for calendar year 2012, and will need to work with hospitals in Germany to obtain coverage for the eSVS MESH under a new or existing reimbursement code.

        As the European cardiac surgery market is characterized by centralized, high-volume cardiac surgery centers, we believe this market can be effectively addressed through a small, highly-focused independent distributor network.

        We are pursuing post-market clinical trials aimed at validating both the short and long-term outcomes of patients who receive our eSVS MESH. These post-market studies are designed so that a patient undergoing a three-vessel bypass surgical procedure will act as their own control, meaning they will receive the LIMA to the LAD and the eSVS MESH will be randomized to one of the two remaining vessels targeted for bypass. Follow-up imaging studies will then be used to compare patency rates of the untreated versus the eSVS MESH treated vein grafts. These studies are intended to show that bypass grafts treated with the eSVS MESH require less revascularization procedures than bypass grafts without the eSVS MESH, thereby also reducing the costs associated with revascularization procedures for the bypass grafts treated with the eSVS MESH. We envision that the results of these studies will be presented at scientific sessions and presented in peer-reviewed journals, thereby increasing the visibility and adoption of our eSVS MESH. These studies will also be used to support applications for public hospital reimbursement in those countries that require outcomes data for such reimbursement.

        We believe that the CE Mark will allow us to begin regulatory submissions to obtain marketing approval in other select markets, including South Africa, Canada, New Zealand and Argentina. These markets require the CE Mark to begin the submission process, per their current medical device regulatory requirements. In addition, we have begun the regulatory submission process for Singapore, Hong Kong and Korea, and have entered into an agreement with an independent distributor for Singapore, Hong Kong, Thailand, Malaysia, Indonesia, the Philippines, Cambodia, Laos, Vietnam and

Brunei. We have also entered into an agreement and begun commercial sales with an independent distributor for the United Arab Emirates.

  United States

        We intend to utilize a combination of direct sales employees and independent distributors to commercialize our eSVS MESH in the U.S. We have identified and are in preliminary discussions with independent distributors that may be contracted to conduct sales, but we have not yet entered into any distribution agreements. We expect that these contracts will be on terms similar to those described above for our agreements with international distributors. These distributors will be supported by our staff with regard to training and promotional materials. We have contracted outside reimbursement experts to assist in obtaining Centers for Medicare & Medicaid Services, or CMS, product reimbursement.

        We are required to obtain a PMA approval from the FDA in order to market our eSVS MESH in the United States. The timeline for obtaining such approval is subject to the requirements of the FDA. We may be delayed by adverse clinical results or regulatory complications, and we may never receive U.S. marketing approval.

Intellectual Property

        As of March 1, 2012, we had six issued patents covering the eSVS MESH: two issued in the U.S. and one each issued in Japan, Europe, Canada and South Africa. The European patent has been validated and is enforceable in six European countries and we are presently engaged in the grant phase to validate this patent in two additional European countries. In addition, we have five patent applications pending in the U.S and eight patent applications pending in countries outside the U.S. covering various aspects of our eSVS MESH.

        Our issued patents and pending patent applications include claims directed towards, among other things, the knitted, resilient structure of our eSVS MESH which is designed to provide structural support to inhibit vessel expansion and provide the vein graft with physiological attributes similar to those of an artery, and the surgical procedures relating to implanting our eSVS MESH.

        During the examination process, the examiner assesses the patentability of the invention by comparing the pending claims to the relevant prior art. If the examiner determines that the claimed invention is unpatentable, the examiner will issue an "office action" providing the grounds for rejecting the claims. Such grounds for rejection can include, for example, that the claimed invention lacks novelty or is obvious in view of the relevant prior art. It is common for most U.S. patent applications to be rejected at least one time before issuing as a U.S. patent. To overcome the rejection, the applicant must generally reply by amending the claims and/or providing arguments to distinguish the claimed invention from the cited prior art. If the examiner is not persuaded by the amendments and/or arguments, the applicant can either continue to make amendments and/or arguments to the examiner, for example, by filing a Request for Continued Examination, or a RCE, or by appealing the examiner's decision to the Board of Patent Appeals and Interferences, or the BPAI.

        Due to the indeterminate time frames in which patent examiners engage in prosecution and the uncertainty of how the examiners will respond to our submissions, it is difficult to accurately predict when the prosecution of our current patent applications will end. These pending patent applications may not issue as patents, or, if issued, may not issue in a form that is desirable or advantageous to us. Competitors can attempt to replicate some or all of the competitive advantages we derive from our eSVS MESH or design around our technology, and they might be able to market products and use manufacturing processes that are substantially similar to ours, each of which we believe would be highly likely if we are able to achieve significant market acceptance of our eSVS MESH.

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

        The core intellectual property relating to our eSVS MESH was sold to us by Medtronic, Inc. ("Medtronic") pursuant to an Assignment and License Agreement dated October 9, 2007. Pursuant to the Assignment and License Agreement, Medtronic also sold to us intellectual property relating to a brushed ePTFE vascular graft, or the Brushed Graft Product. As consideration for the sale of intellectual property relating to the eSVS MESH and the Brushed Graft Product and other rights granted by the Assignment and License Agreement, we have agreed to pay Medtronic an aggregate of $20.0 million upon the achievement of certain sales milestones relating to the eSVS MESH and the Brushed Graft Product and a royalty of 4% on sales of our eSVS MESH and the Brushed Graft Product. The royalty will terminate upon the earlier of the expiration of all of the patents and patent applications, or when the aggregate royalties paid reach $100.0 million.

        Any or all licenses granted to us pursuant to our agreement with Medtronic may be terminated and potentially all of the core intellectual property and patent rights related to our eSVS MESH will revert to Medtronic, upon notice by Medtronic, if we become insolvent, make an assignment for the benefit of creditors, go into liquidation or receivership or otherwise lose legal control of our business.. Medtronic may also cause the core intellectual property and patent rights related to our eSVS MESH to revert to Medtronic if we determine to cease commercializing our eSVS MESH.

Competition

        The development and commercialization of medical devices to treat cardiovascular disease is a highly competitive industry. Physicians and patients may select among a variety of treatments to address coronary artery disease, including pharmaceutical therapy, balloon angioplasty, stenting with bare metal or drug-eluting stents, and CABG procedures, with the selection often depending upon the health of the patient and the stage of the disease. If physicians or their patients choose alternative treatments to CABG surgery due to the disadvantages of CABG surgery, such as the failure rate of CABG surgery, or if additional alternative treatments for cardiovascular disease are developed, there may be a decrease in the number of CABG surgery procedures. The American College of Cardiology/ American Heart Association treatment guidelines state that CABG is the only recommended revascularization procedure for those patients with CAD in their left main coronary artery or CAD in three or more coronary arteries.

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

        We are aware of three companies that have developed mesh devices to be used on the outside of blood vessels. Vascular Graft Solutions ("VGS"), an Israeli company is developing a product called the Fluent expandable external support system which is designed to reduce vein graft failures in CABG surgery. VGS is currently conducting its first in-human trial in the United Kingdom. According to information filed on ClinicalTrials.gov, VGS expects to enroll approximately 30 patients and complete data collection for their primary outcome measure in June 2012. Alpha Research, a Swiss company, has developed a product known as the Biocompound Graft for use in coronary and peripheral bypass operations. The product is a stainless steel braided mesh, indicated for use in coronary or peripheral bypass with patients who have irregularly shaped veins. B. Braun, a German company, has developed a product known as ProVena for use in peripheral bypass operations. The product is a woven polymer mesh, indicated for use in peripheral artery bypass operations using vein grafts.

        We believe that the VGS product will be a direct competitor to our eSVS MESH when and if the results of their on-going clinical trial in Great Britain allow VGS to secure a CE Mark approval for their product.

        We believe that the Alpha Research and B. Braun products are not currently direct competitors to our eSVS MESH, and are not likely to become direct competitors in the near future, because the Biocompound Graft is intended for use only with irregularly shaped veins and the ProVena is intended for use with non-coronary procedures. However, it is possible that one or both of these companies, or other potential competitors, will seek approval to use these or similar devices for procedures with similar or identical indications for use as our eSVS MESH.

        The key competitive factors affecting the success of our eSVS MESH are likely to be the effectiveness, safety profile and price of our eSVS MESH, as compared to existing methods for CABG surgery. We believe a potential disadvantage associated with our eSVS MESH is the possibility of allergic reaction to the implant materials. According to a July 2009 article in the Journal of Invasive Cardiology, nickel allergy after implantation of a nitinol-containing device is rare. This article described the rate of nickel allergy in cardiovascular implants to be between 0.002% and 0.02%. The article also stated that the patients with nickel allergy symptoms responded to medical management at the time of the reaction, did not require device explant, and no longer require medications for the reaction. In order to further safeguard against this rare occurrence, the eSVS MESH instructions for use state that it is contraindicated for patients with a known allergy to nitinol. We believe another potential disadvantage associated with our eSVS MESH is the possibility of damage to the saphenous vein during placement of our eSVS MESH. If the physician does not select the proper size eSVS MESH relative to the size of the vein, the saphenous vein may be damaged while placing our eSVS MESH over the vein. For example, if too small an eSVS MESH is chosen, there could be damage to the saphenous vein caused by stretching the vein while trying to place it inside our eSVS MESH. We have provided specific directions in the eSVS MESH instructions for use on how to properly size veins and place our eSVS MESH. In addition, we provide a sizing tool with our eSVS MESH to ensure proper vein sizing. The commercial success of our eSVS MESH will depend upon the results of clinical trials of the technology and experience with the technology in the commercial marketplace.

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

        We have vendors for all of our key components and outsourced processes. We have identified alternate suppliers for each key component and outsourced process; however, in some cases, components are provided by single source suppliers at this time due to quality considerations, costs, or regulatory requirements. We have established redundancy for custom equipment used in the manufacture of our eSVS MESH. A third-party supplier performs sterilization services for our eSVS

MESH. We currently use four knitting machines that knit the mesh sleeve of our eSVS MESH, with three located at our facility and the fourth located off-site. We believe that these four machines will produce sufficient quantities of our eSVS MESH to meet our expected needs for the foreseeable future. In the event that one or all of our knitting machines were to become unavailable, we believe that we can obtain one or more replacement knitting machines, although the custom work required to enable the machines to produce our eSVS MESH may result in some delays in our production process.

Research and Development

        During 2009, 2010 and 2011, we incurred $3.0 million, $2.5 million and $1.7 million, respectively, of research and development expenses. Research and development costs include the costs to design, develop, test, seek approval for, and enhance our eSVS MESH and production process. Expenses related to research and development consist primarily of personnel costs, including salaries, benefits and stock-based compensation, product development, pre-clinical and clinical trials, professional service fees, materials and supplies, and facilities-related costs. While our research and development expenses to date have been focused on product development and evaluating the feasibility of our eSVS MESH, we expect that a large percentage of our research and development expenses in the future will be incurred in support of our current and future clinical trials. As we develop further applications for our eSVS MESH, we intend to utilize internal resources, outside contract resources and facilities, and our Scientific Advisory Board.

Employees

        As of March 1, 2012, we had 15 employees. We plan to continue to expand our research and development and commercialization activities. To support this growth, we will need to expand managerial, research and development, operations and other functions. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good.

Government Regulation

  United States Medical Device Regulation

        The Federal Food, Drug, and Cosmetic Act, or FDCA, and the FDA's implementing regulations, govern medical device design and development, preclinical and clinical testing, pre-market clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, and post-market surveillance. Medical devices and their manufacturers are also subject to inspection by the FDA. The FDCA, supplemented by other federal and state laws, also provides civil and criminal penalties for violations of its provisions. We intend to manufacture and market a medical device that is regulated by the FDA, comparable state agencies and regulatory bodies in other countries.

        Our eSVS MESH will require marketing authorization from the FDA prior to commercial distribution in the United States. The two primary types of FDA marketing authorization are pre-market notification (also called 510(k) clearance) and PMA approval. The type of marketing authorization applicable to a device—510(k) clearance or PMA approval—is generally linked to classification of the device. The PMA approval process is generally more stringent, time-consuming and expensive than the 510(k) clearance process.

        The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk FDA determines to be associated with a device and the extent of control deemed necessary to ensure the device's safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, pre-market notification, and adherence to the FDA's current Good Manufacturing Practice requirements, as reflected in its Quality System Regulation, or QSR. Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, and include life-sustaining, life-supporting, or implantable devices, and devices not "substantially equivalent" to a device that is already legally marketed.

        Most Class I devices and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from FDA. Class I and Class II devices that have not been so exempted are eligible for marketing through the 510(k) clearance pathway. By contrast, devices placed in Class III generally require PMA approval prior to commercial marketing. To obtain 510(k) clearance for a medical device, an applicant must submit a pre-market notification to the FDA demonstrating that the device is "substantially equivalent" to a predicate device legally marketed in the United States. A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and (1) the same technological characteristics, or (2) has different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. A showing of substantial equivalence sometimes, but not always, requires clinical data. Generally, the 510(k) clearance process can exceed 90 days and may extend to a year or more.

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

        Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and effectiveness success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. The commencement or completion of any of our clinical trials may be delayed or halted, or be inadequate to support approval of a PMA application or clearance of a pre-market notification for numerous reasons, including, but not limited to, the following:

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

  •
  the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or effectiveness; and

  •
  the FDA concludes that our trial design is inadequate to demonstrate safety and effectiveness.

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

        Also, the FDA may require us to conduct post-market surveillance studies or order us to establish and maintain a system for tracking our eSVS MESH through the chain of distribution to the patient level. The FDA enforces regulatory requirements by conducting periodic, announced and unannounced inspections and market surveillance. Inspections may include the manufacturing facilities of our subcontractors.

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

  Fraud and Abuse

        Our operations will be directly, or indirectly through our customers, subject to various state and federal fraud and abuse laws, including, without limitation, the FDCA, the federal Anti-Kickback Statute and the False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, these laws require us to screen individuals and other companies, suppliers and vendors in order to ensure that they are not "debarred" by the federal government and therefore prohibited from doing business in the healthcare industry. The association or conduct of business with a "debarred" entity could be detrimental to our operations and result in a negative impact on our business.

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

  European Union

        Our reimbursement strategy for certain key European markets that we will initially pursue are briefly outlined below:

  •
  France:    Initial sales of our eSVS MESH in France will be in the private sector. Concurrently, we intend to conduct post-market studies to support the cost effectiveness of the device. These post-market studies will focus on the cost savings of decreased revascularization procedures versus the cost of the device in order to justify device cost. We expect that our distributors, on our behalf, will then submit this analysis to the French reimbursement evaluation committee to list our eSVS MESH on the reimbursement list applicable to France.

  •
  Germany:    In advance of, or while awaiting a DRG, a company can apply for a "Neue Untersuchungs und Behandlungsmethode"("NUB"). This NUB allows payment for a new device or technology during the period in which the device or technology is used prior to placement into a DRG. The German reimbursement authority reviews NUB applications annually, publishing its decisions before March of each calendar year. Our most recent application was reviewed and denied with our eSVS MESH technology being categorized as "not meeting the requirements for NUB reimbursement." While approval of the NUB would have allowed for specific German hospitals to apply for eSVS MESH reimbursement, we believe that customers interested in purchasing the eSVS MESH can still do so by securing internal funding from discretionary budgets within the hospital. We will need to work with hospitals in Germany to obtain coverage for our eSVS MESH under a new or existing reimbursement code.

  •
  Italy:    Initially, we expect that our distributors will sell our eSVS MESH in the private sector in Italy and concurrently attempt to fit our eSVS MESH into an existing DRG code. If this is not effective in gaining public reimbursement, we expect that our distributors, on our behalf, may apply for a new DRG for our eSVS MESH, utilizing the post-market study cost effectiveness data.

  •
  Spain:    Initially, we expect that our distributors will sell our eSVS MESH in the private sector in Spain and concurrently attempt to fit our eSVS MESH into an existing DRG code. If this is not effective in gaining public reimbursement, we expect that our distributors, on our behalf, may apply for a new DRG for our eSVS MESH, utilizing post-market study cost effectiveness data.

  •
  United Kingdom:    Initially, we expect that our distributors will sell our eSVS MESH in the private sector in the UK, then attempt to fit our eSVS MESH into an existing DRG code. If this is not effective in gaining public reimbursement, we expect that our distributors, on our behalf, may apply for a new DRG for our eSVS MESH, utilizing post-market study cost effectiveness data.

  •
  Switzerland:    Initially, we expect that our distributors will sell our eSVS MESH in the private sector in Switzerland and concurrently attempt to fit our eSVS MESH into an existing DRG code. If this is not effective in gaining public reimbursement, we expect that our distributors, on our behalf, may apply for a new DRG for our eSVS MESH, utilizing post-market study cost effectiveness.

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

        There are established codes for CABG procedures and products that are payable for both Medicare and commercial payors. There are no assurances that our eSVS MESH technology would fall under existing policies or reimbursement codes. There are also no assurances that existing payment rates for such reimbursement codes will continue to hold at the current levels, such as if regulatory changes are implemented regarding the methodology for calculating hospital payments for current inpatient procedures. Medicare payment rates have decreased significantly for those procedures using drug-eluting stents since fiscal year 2007. In 2007, CMS also implemented a revised payment methodology that more accurately reflects the severity of the patient's condition.

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

        We were founded on May 1, 2007 and to date we have engaged primarily in development of and initial clinical trials of our external saphenous vein support system, or eSVS MESH. Accordingly, we have limited operating history on which to base an evaluation of our business and prospects. As of December 31, 2011, we had an accumulated deficit of $24.3 million. We have incurred net losses in each year since our inception, and we expect to continue to incur operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Because of the numerous risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated sufficient product revenues to fund our operations and we have financed our operations and internal growth primarily through a public offering completed in February 2011 and private placements of equity securities and convertible promissory notes. Our prospects must be considered in light of the significant risks, expenses, and difficulties frequently encountered by medical device companies in their early stage of development. We may not be successful in addressing the risks we will encounter, and our failure to do so would likely harm our business and our ability to continue to operate.

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

        If the data from our clinical trials is not adequate, we may not proceed with our planned filing of applications for regulatory approvals in the United States or other major markets, or we may be forced to delay these filings. Even if we file an application for approval with satisfactory clinical data, the FDA or foreign regulatory authorities may not accept our filing, or may request additional information, including data from additional clinical trials. Delays in collecting or analyzing our clinical trial data could result in delays in filing regulatory applications with the FDA or other regulatory authorities. The FDA or foreign regulatory authorities may also approve our eSVS MESH for very limited purposes with many restrictions on its use or in limited sizes, may delay approvals, or ultimately may not grant marketing approval for our eSVS MESH. Although we have obtained CE Mark approval in Europe and even if we do receive FDA or additional foreign regulatory approval, we may be unable to successfully commercialize our eSVS MESH in Europe, the United States, or other major markets, and our ability to generate revenue will be significantly impaired.

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

        If our eSVS MESH does not achieve an adequate level of acceptance by physicians, healthcare payors, and patients, we may not generate meaningful revenue and we may not become profitable. In addition, we have not yet determined pricing for our eSVS MESH and our pricing policies could adversely impact market acceptance of our eSVS MESH as compared to competing products and treatments. Any of the foregoing factors, or other factors, could limit or detract from market acceptance of our eSVS MESH. If our eSVS MESH is not accepted by the market, our business would be harmed.

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

        We are highly dependent on our senior management, specifically Manny Villafaña, our Chairman and Chief Executive Officer. The loss of services of this individual would impair our ability to commercialize our eSVS MESH and develop new products and would harm our business. Our success will depend on our ability to retain our senior management and to attract and retain qualified personnel in the future. Competition for senior management personnel, as well as clinical and regulatory specialists, engineers and sales personnel is intense and we may not be able to retain our personnel. The loss of a member of our senior management or our professional staff would require the remaining senior executive officers to divert immediate and substantial attention to seeking a replacement. Each of our senior officers may terminate his employment at any time without notice and without cause or good reason. We do not carry key person life insurance on any of our employees. If we lose the services of any key personnel, our business, financial condition and results of operations may suffer.

We will need to increase the size of our organization and we may experience difficulties managing growth. If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be adversely affected.

        We expect to expand our sales support and marketing staff, and administrative and financial resources to meet anticipated growth in demand for our eSVS MESH. We may face difficulties in recruiting, training, managing and retaining an adequate number of qualified personnel to support this growth. Expansion in personnel may mean that less experienced people could be manufacturing and providing clinical and sales and marketing support for our eSVS MESH, and managing our administrative and financial functions, which could result in unanticipated costs and disruptions to our operations. If we cannot scale and manage our business appropriately, our anticipated growth may be impaired and our financial results will suffer.

Becoming a public company has caused us to incur increased costs and demands on our management and divert management's attention from our core business.

        The obligations of being a public company, including substantial public reporting and auditing obligations, requires significant additional expenditures, places additional demands on our management and diverts management's time and attention away from our core business. These additional obligations may require us to hire additional personnel in order to ensure compliance with the regulatory requirements of the Securities and Exchange Commission and the NASDAQ Global Market. We are required to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are now applicable to us as a public company. If we fail to staff our accounting and finance function adequately or maintain internal controls adequate to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results accurately or in a timely manner and our business and stock price may suffer. The costs of being a public company, as well as diversion of management's time and attention, may harm our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

If we are unable to protect our intellectual property rights, our ability to compete will be harmed.

        As of March 1, 2012, we had six issued patents covering the eSVS MESH: two issued in the U.S. and one each issued in Japan, Europe, Canada and South Africa. The European patent has been validated and is enforceable in six European countries and we are presently engaged in the grant phase to validate this patent in two additional European countries. In addition, we have five patent applications pending in the U.S, including one for which were received a notice of allowance in February 2012, and eight patent applications pending in countries outside the U.S. covering various aspects of our eSVS MESH.

        Any patents we have or obtain in the future might be invalidated or circumvented by third parties. If any challenges are successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property is not adequately protected against competitors' products and methods, our competitive position could be adversely affected, as could our business.

        Our commercial success, if any, will be significantly harmed if we infringe the patent rights of third parties or if we breach any agreements that we have entered into with regard to our technology or business. The medical device industry is characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many medical device companies with substantially greater resources than us have employed intellectual property litigation as a way to gain a competitive advantage. We may become involved in litigation, interference proceedings, oppositions, reexamination, protest or other potentially adverse intellectual property proceedings as a result of alleged infringement by us of the rights of others or as a result of priority of invention disputes with third parties. Third parties may also challenge the validity of any of our issued patents. Similarly, we may initiate proceedings to enforce our patent rights and prevent others from infringing our intellectual property rights. In any of these circumstances, we might have to spend significant amounts of money, time and effort defending our position and we may not be successful. In addition, any claims relating to the infringement of third-party proprietary rights or proprietary determinations, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management's attention and resources, or require us to enter into royalty or license agreements that are not advantageous to us. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.

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

If the core intellectual property relating to our eSVS MESH reverts to Medtronic, our business will be adversely affected.

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

        The U.S Food and Drug Administration ("FDA"), has reviewed and disapproved our most recent amendment to our application for an investigational device exemption ("IDE") in March 2011. At that time the FDA indicated that they intended to review our IDE information with outside experts before they provide further guidance to the Company. Due to internal delays, the FDA did not begin this review until August 2011. In September 2011 the FDA advised us that we had not provided sufficient data to support our request for an IDE for our eSVS MESH. Therefore, we intend to conduct a new feasibility trial in Europe. Upon completion of this study, we expect to file an application for an IDE approval of a pivotal study in the U.S.

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

        We are subject to a variety of state and local regulations relating to the use, handling, storage, disposal and human exposure to hazardous and toxic materials. We currently generate small quantities of waste alcohol and acids, classifying us as a Very Small Quantity Generator with the Minnesota Pollution Control Agency, which requires us to comply with county and state registration requirements. We expect that compliance costs will be less than $5,000 for 2012. However, environmental laws could become more stringent over time, and we may increase the use of hazardous materials in our operations in the future, which could impose greater compliance costs on us and increase the risks and penalties associated with violations, any of which could harm our business. Compliance with future environmental and safety laws and regulations could restrict our ability to expand our facilities, impair our research, development or production efforts, or require us to incur other significant expenses. We could incur costs, fines and civil and criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, accident, equipment failure or other causes.

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

        If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. We may file registration statements with the SEC covering (a) any shares of our common stock acquired upon option exercises prior to the closing of our initial public offering, (b) all of the shares subject to options outstanding, but not exercised, as of the closing of our initial public offering and (c) all of the shares available for future issuance under our stock incentive plan upon the closing of our initial public offering. The market price of shares of our common stock may decrease significantly when the restrictions on resale by our existing stockholders lapse and our stockholders, warrant holders and option holders are able to sell shares of our common stock into the market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and our ability to grow our business in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Cash and Cash Equivalents" below for more information.

Our directors, executive officers and significant stockholders have substantial control over us and could limit stockholders' ability to influence the outcome of key transactions, including changes of control.

        As of March 1, 2012, our directors and executive officers and their affiliated entities beneficially own 34.9% of our outstanding common stock. In addition, Kips Bay Investments, LLC beneficially owns 41.7% and Mr. Villafaña, our Chairman and Chief Executive Officer, beneficially owns 33.6% of our outstanding common stock, and together are able to control or influence significantly all matters requiring approval by our stockholders. Our directors, executive officers, significant stockholders and affiliated entities, if acting together, are able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from other stockholders, and they may vote in a way with which other stockholders disagree and that may be adverse to the interests of other stockholders. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease approximately 5,000 square feet of office, laboratory, manufacturing and warehouse space at 3405 Annapolis Lane North, Suite 200, Minneapolis, Minnesota. In June 2010, we executed an amendment to our lease that extended the lease term through September 30, 2011. In May 2011, we executed a second amendment to our lease that extended the lease term through September 30, 2014. Under the terms of the second amendment, our base rent was reduced to the current market rate starting October 1, 2011 and will subsequently be increased by approximately 2.5% on October 1, 2012 and 2013. Our corporate offices, research and development facilities, prototype development, manufacturing, warehousing, and shipping facilities are located at this facility.

        On June 2, 2011, we entered into an operating sub-lease agreement with New Horizon Enterprises, Ltd. for approximately 2,800 square feet of office space adjoining our current facility. The term of this lease runs from June 15, 2011 through September 30, 2014. The monthly base rent amount is fixed over the entire term of the sub-lease.

Item 3.    Legal Proceedings

        We are not a party to any pending or threatened litigation.

Item 4.    Mine Safety Disclosures

        None.

Executive Officers of the Registrant

        The name, age and position of each of our executive officers as of the date of this annual report are as follows:

Name	Age	Position
Manny Villafaña	71	Chairman of the Board and Chief Executive Officer
Scott Kellen	46	Chief Financial Officer, Vice President of Finance, and Secretary
Randall LaBounty	49	Vice President of Regulatory and Clinical Affairs
Michael Reinhardt	53	Vice President of Sales and Marketing

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

        Mr. Villafaña has received numerous awards and honors, including the "Living Legend of Medicine" award from the International Society of Cardio Thoracic Surgeons, the Ellis Island Medal of Honor, the Grand Prize Recipient—Mediterranean Institute of Cardiology, the Ernst & Young LLP National Master Entrepreneur of the Year, the Boys and Girls Club of America Hall of Fame, induction into the Minnesota Business Hall of Fame and in 2010, was inducted into the Minnesota Science and Technology Hall of Fame.

        Scott Kellen joined us as Chief Financial Officer, Vice President of Finance, and Secretary in February 2010. From 2007 to 2009, Mr. Kellen served as Director of Finance from 2007 to 2009 and Chief Financial Officer from February 1, 2009 to May 1, 2009 for Transoma Medical, Inc., including during the preparation of its proposed initial public offering, which was withdrawn in February 2008 due to deteriorated market conditions. From 2005 to 2007, Mr. Kellen served as the Corporate Controller for ev3 Inc. during the company's initial public offering and during additional follow-on offerings. From 2003 to 2005, Mr. Kellen served as Senior Audit Manager of Deloitte & Touche, LLP (now Deloitte LLP), providing auditing and consulting services to mid-size public companies after the passage of the Sarbanes-Oxley Act. Mr. Kellen has spent more than 15 years in the medical device industry, serving early stage and growth companies that produced Class II and III devices. Mr. Kellen began his career with Deloitte & Touche in 1987.

        Randall LaBounty joined us in May 2011 as our Vice President of Regulatory and Clinical Affairs. Mr. LaBounty has over 20 years of experience in medical device research with 16 years of experience in cardiovascular medical devices. Prior to joining Kips Bay Medical, Mr. LaBounty served as Vice President of Clinical Research at Osprey Medical, Inc., a company focused on preventing contrast-

induced chronic kidney diseases in patients, from 2010 to 2011 and Vice President of Clinical and Regulatory Affairs at Lumen Biomedical, Inc. from 2005 to 2010. He has also held director level positions at Atritech, Inc., ev3, Inc. and IntraTherapeutics, Inc. Mr. LaBounty has extensive experience with Class II and Class III medical products. He has been involved in all phases of the medical device approval process including the development of clinical and regulatory strategies, clinical trial execution, obtaining FDA IDEs, PMAs and 510(k) submissions. Internationally, he has successfully brought medical devices from initial clinical trials through to CE Mark approval. Randy has a Master of Science degree in Biostatistics and Bachelor of Science degree in Genetics and Cell Biology from the University of Minnesota.

        Michael Reinhart joined us in May 2011 as our Vice President of Sales & Marketing. He has nearly 25 years of experience in the medical device industry. From 2009 to 2010, Mr. Reinhart served as Vice President of Global Marketing for ATS Medical Inc. based in Minneapolis, MN which was focused on cardiac surgery and engaged in the development and commercialization of prosthetic heart valves, valvular repair devices and cryoablation products. ATS Medical was purchased in August, 2010 by Medtronic, Inc. From 2007 to 2009, Mr. Reinhardt served as an independent consultant providing strategic and operational planning and execution services to the medical device industry. Prior to 2007, Mr. Reinhardt had held several senior management level positions at companies including; St Jude Medical's Cardiac Surgery Division; C.R. Bard's Electrophysiology Division; Boston Scientific's Scimed Division; and Ethicon Endosurgery. He also has considerable International experience having worked extensively in the European and Asian markets. He has a broad spectrum of experiences including working in the fields of general surgery, laparoscopic surgery, interventional cardiology, electrophysiology and cardiothoracic surgery. Mr. Reinhardt holds a B.A. in Marketing from Ohio University and a M.B.A. from Baruch College in New York, New York.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock began trading on the NASDAQ Global Market on February 11, 2011 under the symbol "KIPS" in connection with our initial public offering.

        As of March 1, 2012, there were 68 registered holders of our common stock.

Sale Price Information

        The following table reflects high and low sales price information for our common stock for each fiscal quarter in fiscal year 2011, as reported on the NASDAQ Global Market.

(Per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011 High	$8.37	$6.37	$3.53	$1.94
2011 Low	5.71	2.85	1.06	1.00

Dividends

        We have never paid cash dividends on any of our securities. We currently intend to retain any earnings for use in operations and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Equity Securities

        On October 24, 2011, we entered into a common stock purchase agreement (the "Purchase Agreement") with Aspire Capital Fund, LLC ("Aspire Capital"), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of our shares of common stock over the term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital a total of 378,788 shares of our common stock (the "Commitment Shares"). The issuance of the Commitment Shares and all other shares of common stock that may be issued from time to time to Aspire Capital under the Purchase Agreement is exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The resale by Aspire Capital of the Commitment Shares and all other shares of common stock that may be issued from time to time to Aspire Capital under the Purchase Agreement was registered on a registration statement on Form S-1 under the Securities Act of 1933 (File No. 333-178019), which registration statement was declared effective by the SEC on January 26, 2012.

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

        The aggregate offering price of our securities sold was $16.5 million. The aggregate underwriting discount for shares sold in the offering was $1.2 million, none of which was or will be paid to our affiliates. We incurred approximately $1.7 million of offering costs in connection with the Offering, including a non-accountable expense allowance to Rodman of $165,000. We received net proceeds from this Offering of approximately $13.6 million.

        Through December 31, 2011, we have used $5.0 million of the net proceeds to fund the first milestone payment payable for the acquisition of certain intellectual property rights to our eSVS MESH. We intend to use the remaining net proceeds from the Offering to fund the process of seeking regulatory approval to market our eSVS MESH in the United States which includes human clinical trials; expand regulatory approval abroad; fund the development and testing of additional applications of our eSVS MESH; and for working capital and general corporate purposes, including commercialization activities for our eSVS MESH in select European and other international markets. Pending the uses described above, we have invested the remaining net proceeds in a variety of short-term, interest-bearing, investment grade securities.

Item 6.    Selected Financial Data

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

					Period from May 1, 2007 (Date of Inception) to December 31, 2007
	Year Ended December 31,
	2011	2010	2009	2008
Statements of Operations Data:
Net sales	$252	$223	$—	$—	$—
Cost of sales	(91)	(77)	—	—	—

Gross profit	161	146	—	—	—
Operating expenses:
Research and development	1,675	2,521	3,004	2,635	196
Selling, general and administrative	2,755	1,326	779	754	381
Milestone expense	—	5,000	—	—	—

Operating loss	(4,269)	(8,701)	(3,783)	(3,389)	(577)
Interest income	19	12	17	52	65
Interest expense	—	(1)	(181)	(390)	(164)
Realized gain on sale of short-term investments	—	46	—	—	—
Impairment of available for sale securities	—	—	—	(85)	—
Change in fair value of investor stock purchase option	—	(2,290)	610	—	—

Net loss before income taxes	(4,250)	(10,934)	(3,337)	(3,812)	(676)

Provision for income tax benefit	—	42	—	—	—

Net loss attributable to common stockholders	$(4,250)	$(10,892)	$(3,337)	$(3,812)	$(676)

Basic and diluted net loss per share	$(0.27)	$(0.81)	$(0.30)	$(0.62)	$(0.16)

Weighted average common shares outstanding—basic and diluted	15,557,969	13,431,661	11,069,342	6,100,767	4,106,557

(In thousands, except share and per share amounts)

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$9,168	$3,784	$3,417	$1,124	$2,370
Working capital	9,940	(18)	2,226	607	2,262
Total assets	10,667	6,172	3,740	1,452	2,637
Long-term debt, net	—	—	—	2,862	2,770
Total stockholders' equity (deficit)	$10,407	$448	$2,512	$(2,016)	$(305)

(in thousands)

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

Overview

        Kips Bay Medical, Inc. ("we", "us", "our" or the "Company") was incorporated in the state of Delaware on May 1, 2007. We are a medical device company focused on manufacturing and commercializing our external saphenous vein support technology, or eSVS MESH, for use in coronary artery bypass grafting, or CABG, surgery. Our eSVS MESH is a nitinol mesh sleeve that, when placed over a saphenous vein graft during CABG surgery, is designed to improve the structural characteristics and long-term performance of the saphenous vein graft. CABG surgery is one of the most commonly performed surgeries in the United States. In CABG procedures, surgeons harvest blood vessels, including the internal mammary artery from the chest wall and the saphenous vein from the leg, and attach the harvested vessels to bypass, or provide blood flow around, blocked coronary arteries. We believe the use of our eSVS MESH with saphenous vein grafts in CABG surgery will improve the long-term outcome of CABG procedures, including improved openness, or patency, and improved blood flow characteristics through the saphenous vein graft, resulting in a reduced need for costly and potentially complicated reoperations or revascularization procedures.

        During February 2011, we completed an initial public offering ("IPO") of 2,062,500 shares of our common stock at a purchase price of $8.00 per share. All shares sold in the IPO were newly issued by the Company. Gross proceeds from the IPO were $16.5 million. After deducting the underwriting commissions and other expenses, we realized net proceeds of approximately $13.6 million. As additional consideration for this transaction, we issued options to purchase 103,125 shares of our common stock to the underwriters and their designees. These options have a five year term, an exercise price of $10.00 per share or 125% of the purchase price of shares sold in the IPO, and become exercisable on February 10, 2012, one year after the effective date of the IPO.

        In order to obtain authorization to apply the CE Mark to our product and begin sales in Europe, we conducted a 90 patient multi-center clinical trial outside the United States. The goals of this trial were to demonstrate that CABG surgery using our eSVS MESH was not inferior as to either safety or effectiveness as compared to traditional CABG surgery. Based on early results from this trial we received our CE Mark in May 2010. In the trial, we evaluated the safety of our eSVS MESH by comparing the rate of major adverse cardiac and cerebral events, or MACCE, 30 days following surgery for patients treated with our eSVS MESH against the same rate reported in published literature for patients with traditional CABG surgery. We evaluated efficacy by comparing the patency of vessels treated with eSVS MESH against the patency of untreated saphenous vein bypass vessels as measured by angiographic studies nine to 12 months following implant. The safety data from this trial has indicated that our eSVS MESH and implant procedure do not result in an increase in patient complications during or for 30 days after surgery. However, the effectiveness data from the trial was inconclusive, primarily due to two complicating factors. First, one of the centers participating in the trial used implant methods incompatible with our eSVS MESH. Second, the amount of reduction in the diameter of the saphenous vein grafts, or downsizing, prescribed in our instructions for use and sizing tool was too aggressive, resulting in a higher than anticipated closure rate in saphenous vein grafts utilizing the eSVS MESH, particularly when our smallest device, 3.0 millimeters, was used. In response to this data, we have modified our instructions for use to provide clear direction on the surgical method to be used with our eSVS MESH, discontinued the use of our 3.0 millimeter eSVS MESH and reduced the amount of downsizing specified for other device sizes. We also exclude saphenous veins with walls thicker than 0.7 millimeters. We believe these steps will resolve the patency issues identified in the trial.

        We began marketing and commenced shipments of our eSVS MESH in select international markets in June 2010. Our eSVS MESH is a novel product and we are not aware of the establishment of any specific or supplemental reimbursements for our eSVS MESH. Given the budgetary pressures in Europe, our sales to date have been limited. In November 2011 we commenced enrollments in our first post-market study of the eSVS MESH in Europe. The intent of this study is to develop clinical data to further support the marketing and reimbursement of the eSVS MESH.

        The U.S Food and Drug Administration ("FDA") has reviewed and disapproved our most recent amendment to our application for an investigational device exemption, or IDE in March 2011. At that time the FDA indicated that they intended to review our IDE information with outside experts before they provide further guidance to the Company. Due to internal delays, the FDA did not begin this review until August 2011. In September 2011 the FDA advised us that we have not provided sufficient data to support our request for an IDE for our eSVS MESH. In response to this, we plan to conduct a new feasibility trial in Europe based upon a protocol which incorporates additional guidance/requirements provided by the FDA. We began the process of identifying study sites and expect to commence enrollment in the summer of 2012. Upon completion of this study, we expect to request an IDE for a pivotal study in the U.S. However, we could be delayed by adverse clinical results or regulatory complications, and we may never receive U.S. marketing approval.

        Since our inception, we have generated losses. From inception to December 31, 2011, we had an accumulated deficit of $24.3 million. We expect to incur losses for the foreseeable future as we pursue the development and commercialization of our eSVS MESH. Our activities from inception through the receipt of CE Mark approval for our eSVS MESH in May 2010 consisted principally of acquiring product and technology rights, raising capital, performing research and development and conducting preclinical and clinical trials. Subsequently, our activities included commercialization efforts in select international countries which accepted the CE Mark.

        Successful completion of our development programs and, ultimately, our ability to generate revenues and attain profitable operations are dependent on future trends or events, including:

  •
  The availability of adequate reimbursement levels in each jurisdiction. The trend toward managed healthcare in the United States and other countries and legislation intended to reduce the cost of government insurance programs will significantly influence the purchase of healthcare services and products, and could result in lower or no reimbursement for our eSVS MESH. If we are unable to obtain adequate reimbursement levels in a sufficient number of jurisdictions, our revenues and gross margins will be harmed.

  •
  The willingness of qualified distributors to agree to sell our eSVS MESH in each of the markets in which we are approved. We have identified a number of independent distributors to conduct sales in Europe, and we have entered into agreements for distribution in Switzerland, Italy, Germany, Spain, Belgium, the Netherlands, Luxembourg and the United Kingdom and, subsequent to the end of the fiscal year, France. We have also entered into an agreement with an independent distributor to conduct sales in the United Arab Emirates. We may not be able to enter into additional distribution agreements on favorable terms or in a timely manner, which would harm our operating results.

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

  •
  the duration of patient follow-up.

        Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple clinical trial sites and, in for certain trials, contract research organizations ("CROs") which administer clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. Expenses related to clinical trials generally are accrued based on contracted amounts and the achievement of milestones, such as number of patients enrolled. If timelines or contracts are modified based upon changes to the clinical trial design or scope of work to be performed, we modify our estimates of accrued expenses accordingly.

  Selling, General and Administrative Expenses

        Our selling, general and administrative expenses consist primarily of salaries and benefits and other costs, including stock-based compensation, for our executive and administrative personnel; legal and other professional fees; travel, sales and marketing costs; insurance and other corporate costs. We have incurred a significant increase in selling general and administrative expenses as a result of becoming a public company in February 2011. These increases have include increased costs for insurance, costs related to quarterly, annual and other periodic filings with the SEC and payments to outside consultants, lawyers and accountants. We have also incurred significant costs to comply with the corporate governance, internal controls and similar requirements applicable to public companies.

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

  Interest Income

        Interest income consists of interest earned on investments in bank certificates of deposits, money market funds, commercial paper and corporate debt.

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

  Revenue Recognition

        We sell our eSVS MESH to international distributors, which subsequently resell it to hospitals and clinics. We recognize revenue in accordance with generally accepted accounting principles as outlined in SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Accounting Standards Codification ("ASC") 605-10-S99; specifically, when persuasive evidence of an arrangement exists, delivery of goods occurs through the transfer of title and risks and rewards of ownership, the selling price is fixed or determinable and collectability is reasonably assured.

        We recognize revenue as products are shipped based on agreements with each of our distributors, which provide that title and risk of loss pass to the distributor upon shipment of the products to the distributor and do not provide the distributors a right of return.

  Research and Development Expenses

        We expense research and development costs, including clinical trial costs, when incurred, consistent with the guidance of ASC 730, Research and Development. All of our clinical trials are performed at clinical trial sites and certain trials are administered by contract research organizations ("CROs"). We accrue costs for clinical trials based on estimates of work performed under the contracts. Costs of setting up clinical trial sites are accrued immediately. Expenses related to clinical trials generally are accrued based on contracted amounts and the achievement of milestones, such as number of patients enrolled.

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

        The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model with the assumptions described in the following sentences. Risk free interest rates are based upon U.S. Treasury rates appropriate for the expected term. Expected volatility and forfeiture rates are based on the volatility rates of a set of guideline companies, which consist of public and recently public medical technology companies. The assumed dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future. The expected term is determined using the simplified method allowed by SEC Staff Accounting Bulletin No. 110. Prior to the completion of our initial public offering in February 2011, the fair value of our common stock was determined by our Board of Directors at each award grant date based upon a variety of factors, primarily the most recent purchase prices of our common stock issued to third parties in arms-length transactions, but also the progress of our product development, the progress of our preclinical and clinical testing, and the risks associated with our business plan. If we had made different assumptions and estimates, the amount of our recognized and to be recognized stock-based compensation expense could have been materially different. We believe that we have used reasonable methodologies, approaches and assumptions in determining the fair market value of our common stock.

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

Results of Operations

  Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010 (in thousands)

	Year Ended December 31,
			Percent Change
	2011	2010
Net sales	$252	$223	13.0%
Cost of sales	(91)	(77)	18.2

Gross profit	161	146	10.3
Operating expenses:
Research and development	1,675	2,521	(33.6)
Selling, general and administrative	2,755	1,326	107.8
Milestone expense	—	5,000	—

Total operating expenses	4,430	8,847	(49.9)
Other income (expense):
Interest income	19	12	58.3
Interest expense	—	(1)	—
Realized gain on sale of short-term investment	—	46	—
Change in fair value of investor stock purchase option	—	(2,290)	—

Net loss before income tax	$(4,250)	$(10,934)	(61.1)%

        Cost of sales, research and development expenses and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options and restricted stock grants. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The equity awards granted through December 31, 2011 vest upon time-based conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our statements of operations for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Cost of sales	$46	$12
Research and development	153	520
Selling, general and administrative	293	93

Total stock-based compensation	$492	$625

  Net Sales and Gross Profit

        Our net sales increased to $252,000 in 2011, an increase of 13.0% from $223,000 in 2010. Our gross profit increased to $161,000 in 2011, an increase of 10.3% from $146,000 in 2010. The increase in net sales and gross profit in 2011 results from having a full year of sales compared with 2010 in which we commenced commercial sales of our eSVS MESH in June 2010. We expect sales to continue at modest levels until additional clinical study data is available.

  Research and Development

        Our research and development ("R&D") expenses decreased 33.6% from $2.5 million in the year ended December 31, 2010 to $1.7 million for the year ended December 31, 2011. This decrease was driven by significant activities which were substantially completed in 2010, including product development for our eSVS MESH, the follow-up from our international feasibility trial, as well as the effects of the decline in the market value of our common stock during 2011 on the value of and recorded expense for unvested stock options awarded to non-employees. These changes caused decreases of approximately $465,000, $70,000 and $340,000, respectively. These decreases were partially offset by costs associated with the initiation of our European post-market studies, which began enrolling patients in November 2011. We expect that our research and development costs will increase to prior year levels now that our European post-market studies have begun to enroll patients and given that we expect to begin enrollments in a European feasibility study during the summer of 2012.

  Selling, General and Administrative

        Selling, general and administrative expenses increased 107.8% from $1.3 million in the year ended December 31, 2010 to $2.8 million in the year ended December 31, 2011. These increases were driven primarily by an additional $465,000 of costs incurred in conjunction with becoming a public company in February 2011. In addition, we expanded our management team to support our both the requirements associated with being a public company and to support our commercial sales activity. Increased costs related to the expansion of our management team and sales & marketing were approximately $530,000 and $284,000, respectively. We expect SG&A expenses to increase modestly as we continue our international sales and marketing efforts.

  Milestone Expense

        Our milestone expense for the year ended December 31, 2010 was $5.0 million. We recorded this milestone expense in conjunction with the first commercial sale of our eSVS MESH and it represents the first sales milestone under our Assignment and License Agreement with Medtronic. Under the provisions of this agreement, the payment of this milestone was due on the first anniversary of our first commercial sale of the eSVS MESH, or June 2011, and was paid at that time. No additional milestones under the Assignment and License Agreement were attained in 2011.

  Interest Income

        Interest income increased from $12,000 in the year ended December 31, 2010 to $19,000 in the year ended December 31, 2011. The increase resulted from the investment of the net proceeds from our February 2011 IPO partially offset by declines in short-term interest rates from 2010 to 2011.

  Change in Fair Value of Investor Stock Purchase Option

        The change in fair value of investor stock purchase option was a loss of $2.3 million in 2010. This loss resulted from a modification to the second Kips Bay Investments, LLC ("KBI") stock purchase option, which resulted in an increase in the estimated fair value of the option of $2.3 million. KBI exercised this option in February 2010.

  Comparison of the Year Ended December 31, 2010 with the Year Ended December 31, 2009 (in thousands)

	Year Ended December 31,
			Percent Change
	2010	2009
Net sales	$223	$—	—
Cost of sales	(77)	—	—

Gross profit	146	—	—
Operating expenses:
Research and development	2,521	3,004	(16.1)%
Selling, general and administrative	1,326	779	70.2
Milestone expense	5,000	—	—

Total operating expenses	8,847	3,783	133.9
Other income (expense):
Interest income	12	17	(29.4)
Interest expense	(1)	(181)	—
Realized gain on sale of short term investment	46	—
Change in fair value of investor stock purchase option	(2,290)	610	—

Net loss before income tax	$(10,934)	$(3,337)	227.7%

        Cost of sales, research and development expenses and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options. We expense the fair value of stock options over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through December 31, 2010 vest upon time-based conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our statements of operations for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009
Cost of sales	$12	$—
Research and development	520	390
Selling, general and administrative	93	47

Total stock-based compensation	$625	$437

  Research and Development

        Our research and development ("R&D") expenses decreased 16.1% from $3.0 million in the year ended December 31, 2009 to $2.5 million for the year ended December 31, 2010. This decrease was driven by decreases in expenses related to our international feasibility trial, which completed enrollment in July 2009, and product development and testing related to our eSVS MESH of $420,000 and $243,000, respectively. We began commercial sales of our eSVS MESH in June 2010, and in conjunction with the start-up of commercial manufacturing, certain costs associated with personnel and facilities previously included in R&D were moved to manufacturing. This change resulted in a further decrease in R&D expenses of $248,000. These decreases were partially offset by increases in preclinical testing and stock-based compensation expenses of $310,000 and $130,000, respectively.

  Selling, General and Administrative

        Selling, general and administrative expenses increased 70.2% from $779,000 in the year ended December 31, 2009 to $1.3 million in the year ended December 31, 2010. This increase was primarily due to a $301,000 increase in salaries and benefits and a $45,000 increase in stock-based compensation costs, both related to the expansion of our management team, and a $89,000 increase in accounting and professional fees related to preparing the audited financial statements for our initial public offering. Prior to this offering, our financial statements were not audited. Sales and marketing travel and related costs were also higher by $144,000 as a result of commercialization activities we commenced after our receipt of the CE Mark for our eSVS MESH in May 2010. These increases were partially offset by a decrease of $67,000 related to the termination in July 2009 of a temporary consultant who performed marketing related work.

  Milestone Expense

        Our milestone expense for the year ended December 31, 2010 was $5.0 million. We recorded this milestone expense in conjunction with the first commercial sale of our eSVS MESH and it represents the first sales milestone under our Assignment and License Agreement with Medtronic. Under the provisions of this agreement, the payment of this milestone was due on the first anniversary of our first commercial sale of the eSVS MESH, or June 2011, and was paid at that time.

  Interest Income

        Interest income decreased from $17,000 in the year ended December 31, 2009 to $12,000 in the year ended December 31, 2010. Our interest income decreased due to the decline in rates paid on money market accounts, in which our cash and cash equivalents are primarily invested, offsetting the increase in our available cash and cash equivalents.

  Interest Expense

        Interest expense declined from $181,000 in the year ended December 31, 2009 to $1,000 in the year ended December 31, 2010. The Notes were converted into shares of common stock in February 2009, which eliminated all debt from our balance sheet. The year ended December 31, 2009 included two months of interest expense and the write-off of $138,000 of unamortized discount on the Notes at the time of their conversion.

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

  Income Taxes

        Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods prior to the current year. The state of Minnesota enacted a change to their tax code which made the Minnesota Research and Tax Credit a refundable credit for fiscal years starting on or after January 1, 2010. Based upon our research and development costs which qualify under the Minnesota tax code, we recorded an income tax benefit of $0 and $42,000 for the years ended December 31, 2011 and 2010, respectively.

        As of December 31, 2011, we had net operating loss carryforwards for federal and state income tax purposes of approximately $13.5 million. We also had federal research and development tax credit carryforwards of approximately $230,000. If not utilized, the federal net operating loss and tax credit carryforwards will begin to expire in 2027. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to limitations provided by the Internal Revenue Code of 1986, as amended, that are applicable if we experience an "ownership change" that may occur, for example, as a result of our initial public offering of common stock in February 2011 aggregated with certain other sales of our stock before or after this offering. If not utilized, the state net operating loss carryforwards will begin to expire in 2022. The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

Liquidity and Capital Resources

        The following table summarizes our liquidity and capital resources as of December 31, 2011 and 2010 and for each of fiscal years ended December 31, 2011, 2010 and 2009, and is intended to supplement the more detailed discussion that follows (in thousands):

	December 31,
Liquidity and Capital Resources	2011	2010
Cash and cash equivalents	$6,211	$3,548
Short-term investments	2,957	236
Working capital	9,940	(18)

	Year Ended December 31,
Cash Flow Data	2011	2010	2009
Cash provided by (used in):
Operating activities	$(8,105)	$(4,378)	$(3,382)
Investment activities	(2,952)	471	(840)
Financing activities	13,720	4,986	5,748

Net increase in cash and cash equivalents	$2,663	$1,079	$1,526

  Cash and Cash Equivalents

        Our total cash resources, including short-term investments, as of December 31, 2011 were $9.2 million compared to $3.8 million as of December 31, 2010. As of December 31, 2011, we had $260,000 in current liabilities and $9.9 million in net working capital. As of December 31, 2010, we had $5.7 million in current liabilities and an $18,000 net working capital deficit. The increase in our total cash resources and reduction in current liabilities resulted from the net proceeds of our February 2011 IPO, partially offset by cash used in operations for 2011.

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

        In the IPO, we sold 2,062,500 shares of common stock receiving net proceeds of $13.6 million. We intend to use the net proceeds from our IPO, as further described in Item 2 of Part II of this annual report, to seek regulatory approval to market our technology in the United States which will require human clinical trials; to expand regulatory approval abroad; to develop and test additional applications of our eSVS MESH; and for working capital and general corporate purposes.

        On October 24, 2011, we entered into a common stock purchase agreement (the "Purchase Agreement") with Aspire Capital Fund, LLC, an Illinois limited liability company ("Aspire Capital"), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock (the "Purchase Shares") over a three year period at purchase prices determined in accordance with the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, dated as of October 24, 2011, in which we agreed to file one or more registration statements as permissible and necessary to register under the Securities Act of 1933, as amended, the sale by Aspire Capital of the shares of our common stock that have been and that may be issued to Aspire Capital under the Purchase Agreement. We agreed to file the initial registration statement with the SEC on or before November 21, 2011. This registration statement was declared effective by the SEC on January 26, 2012. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 378,788 shares of our common stock as a commitment fee (the "Commitment Shares").

        As of the date of this report, a total of 378,788 shares of common stock, representing the Commitment Shares, have been issued to Aspire Capital pursuant to the Purchase Agreement; we have not yet sold any shares of common stock to Aspire Capital pursuant to the Purchase Agreement.

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

  Net Cash Used in Operating Activities

        Net cash used in operating activities was $8.1 million in 2011, $4.4 million in 2010, and $3.4 million in 2009. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, non-cash stock-based compensation, changes in the fair value of the KBI stock purchase option liability and the effects of changes in operating assets and liabilities.

        Under the provisions of the Assignment and License Agreement with Medtronic, Inc., our first milestone payment obligation of $5.0 million was due and payable on the one year anniversary of the first commercial sale of our eSVS MESH. We accrued this milestone expense in June 2010 and remitted the payment in June 2011.

  Net Cash Provided by (Used in) Investment Activities

        Net cash (used in) provided by investment activities was ($3.0) million in 2011, $471,000 in 2010 and ($840,000) in 2009. Cash used in or provided by investment activities is related to purchases and sales of short-term investments and purchases of property and equipment.

  Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $13.7 million in 2011, $5.0 million in 2010 and $5.7 million in 2009. Net cash provided by financing activities was primarily attributable to proceeds from our initial public offering, issuances of the Notes and private sales of our common stock.

  Capital Requirements

        We expect to incur substantial expenses and generate significant operating losses as we continue to execute our business strategy including:

  •
  seeking an IDE approval from the FDA to begin clinical trials in the United States;

  •
  commercializing our eSVS MESH in select European and other international markets;

  •
  obtaining regulatory approval and commercializing our eSVS MESH in the United States;

  •
  conducting pre-clinical and clinical trials to expand indications for our eSVS MESH and to pursue other product development initiatives;

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

        We expect that our existing resources as of the date of this annual report to be sufficient to fund our planned operations for at least the next 12 months. However, we may require significant additional funds earlier than we currently expect in order to conduct additional clinical trials to obtain regulatory approvals of our eSVS MESH. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders' interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and harm our business.

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

Contractual Obligations, Commitments and Contingencies

        To date, we have not entered into long-term minimum purchase commitments with suppliers. Our principal commitments consist of obligations under the lease for our facility in Minneapolis, Minnesota, and certain office equipment.

        The following table summarizes our outstanding contractual obligations as of December 31, 2011 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating lease obligations	$229	$84	$145	$—	$—

        The operating lease obligation for our corporate facilities ends September 30, 2014.

Royalty Payments

        The core intellectual property relating to our eSVS MESH was sold to us by Medtronic pursuant to an Assignment and License Agreement dated October 9, 2007. Pursuant to the Assignment and License Agreement, Medtronic also sold to us intellectual property relating to a brushed ePTFE vascular graft, or the Brushed Graft Product.

        As consideration for the sale of intellectual property relating to the eSVS MESH and the Brushed Graft Product and other rights granted by the Assignment and License Agreement, we have agreed to pay Medtronic an aggregate of up to $20.0 million upon the achievement of certain sales milestones relating to our eSVS MESH and the Brushed Graft Product and a royalty of 4% on sales of our eSVS MESH and any future sales of the Brushed Graft Product. This royalty will terminate upon the earlier of the expiration of all of the patents and patent applications, or when the aggregate royalties paid reach $100.0 million. As of December 31, 2011, we have paid the first $5.0 million milestone payment and have recorded royalty expense of $10,000 and $9,000 for the years ended December 31, 2011 and 2010, respectively.

Off-Balance Sheet Arrangements

        Since inception, we have not engaged in any off-balance sheet activities as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Pronouncements

        In December 2011, FASB issued ASU 2011-12, Comprehensive Income, or ASU 2011-12, which amended ASU 2011-05 Presentation of Comprehensive Income. These accounting updates requires entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Since this standard impacts disclosure requirements only, the Company does not expect its adoption will have a material impact on our consolidated results of operations or financial condition.

        In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for us beginning on January 1, 2012. Its adoption is not expected to significantly impact our financial statements.

Special Note Regarding Forward-Looking Statements

        This annual report contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. The forward-looking statements in this annual report include, but are not limited to, statements regarding uses for and benefits of our technology, outlooks for our industry and our markets, the timing of and strategy for governmental approvals and product introductions and commercialization, expansion of and effects of domestic and foreign governmental regulations, use of research and development and SG&A expenditures, commencement, design and cost of preclinical and clinical trials, intellectual property protection, future competition, adequacy of our manufacturing and supply operations, reimbursement and distribution strategies and expectations, environmental compliance costs, dividend expectations, our expectations regarding future losses and future financing, milestone payments, increased costs as a public company, future tax benefits, use of proceeds from our initial public offering, the adequacy of our capital resources to fund future expenditures, and operating and capital requirement expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this annual report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

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

Item 8.    Financial Statements and Supplementary Data

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our controls and procedures were effective.

        Management's Annual Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on this assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

        Attestation Report of the Registered Public Accounting Firm.    This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts smaller reporting companies from the auditor attestation requirement.

        Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Other than the information included in Part I of this Form 10-K under the heading "Executive Officers of the Registrant," the information required by Item 10 is incorporated by reference to the sections labeled "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," which will appear in our definitive proxy statement for our 2012 Annual Meeting.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Director Compensation" and "Compensation Committee," which will appear in our definitive proxy statement for our 2012 Annual Meeting.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is incorporated herein by reference to the sections entitled "Principal Stockholders," which will appear in our definitive proxy statement for our 2012 Annual Meeting.

Equity Compensation Plan Information

        The following table provides information concerning the Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan, which was adopted by the Board of Directors and approved by stockholders in July 2007, as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,261,000	$3.73	515,500
Equity compensation plans not approved by security holders(1)	103,125	10.00	—

Totals	1,364,125	$4.20	515,500

(1)
Represents warrants to purchase our common stock issued to the underwriters and their designees in our initial public offering.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance—Independence" and "Certain Relationships and Related Party Transactions," which will appear in our definitive proxy statement for our 2012 Annual Meeting.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 is incorporated herein by reference to the section entitled "Audit Fees" and "Audit Committee Pre-Approval Policies and Procedures," which will appear in our definitive proxy statement for our 2012 Annual Meeting.

 PART IV

Item 15.    Exhibits, Financial Statements Schedules

(a)
Financial Statements, Financial Statement Schedules, and Exhibits:

(1)
Financial Statements

    The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8, on page 66.

  (2)
  Financial Statement Schedules

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

Date: March 15, 2012

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

Signatures	Title	Date

/s/ MANNY VILLAFAÑA Manny Villafaña	Chairman and Chief Executive Officer (principal executive officer)	March 15, 2012
/s/ SCOTT KELLEN Scott Kellen	Chief Financial Officer and Vice President of Finance (principal financial and accounting officer)	March 15, 2012
/s/ ROBERT E. MUNZENRIDER Robert E. Munzenrider	Director	March 15, 2012
/s/ ARCH C. SMITH Arch C. Smith	Director	March 15, 2012
/s/ ROBERT J. SHEEHY Robert J. Sheehy	Director	March 15, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Kips Bay Medical, Inc.

        We have audited the accompanying balance sheets of Kips Bay Medical, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kips Bay Medical, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

Minneapolis, Minnesota
March 15, 2012

Kips Bay Medical, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$6,211	$3,548
Short-term investments, net	2,957	236
Accounts receivable, net of allowance for doubtful accounts of $14 and $0 as of December 31, 2011 and 2010, respectively	40	56
Inventories	892	606
Prepaid expenses and other current assets	100	1,260

Total current assets	10,200	5,706
Property and equipment, net	467	466

Total assets	$10,667	$6,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$85	$180
Accrued liabilities	171	539
Accrued milestone and royalties	4	5,005

Total current liabilities	260	5,724
Commitments and contingencies (Note 6)
Stockholders' equity:
Undesignated stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2011 and 2010, respectively	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 16,245,579 and 13,581,791 issued and outstanding as of December 31, 2011 and 2010, respectively	162	136
Additional paid-in capital	34,591	20,405
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(24,343)	(20,093)

Total stockholders' equity	10,407	448

Total liabilities and stockholders' equity	$10,667	$6,172

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Net sales	$252	$223	$—
Cost of sales	(91)	(77)	—

Gross profit	161	146	—
Operating Expenses:
Research and development	1,675	2,521	3,004
Selling, general and administrative	2,755	1,326	779
Milestone expense	—	5,000	—

Operating loss	(4,269)	(8,701)	(3,783)
Interest income	19	12	17
Interest expense	—	(1)	(181)
Realized gain on sale of short-term investments	—	46	—
Change in fair value of investor stock purchase option	—	(2,290)	610

Net loss before income tax	$(4,250)	$(10,934)	$(3,337)
Income tax benefit	—	42	—

Net loss	$(4,250)	$(10,892)	$(3,337)

Basic and diluted net loss per share	$(0.27)	$(0.81)	$(0.30)

Weighted average shares outstanding—basic and diluted	15,557,969	13,431,661	11,069,342

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Stockholders' Equity (Deficit)

(In thousands except share amounts)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2008	6,300,000	$63	$2,409	$(4,488)	$—	$(2,016)
Comprehensive loss
Net loss	—	—	—	(3,337)	—	(3,337)
Unrealized gain on investments, net	—	—	—	—	33	33

Comprehensive loss						(3,304)
Cumulative effect adjustment for adoption of FASB ASC 815-40			(194)	(1,376)		(1,570)
Common stock issued at $5.83 per share	300,000	3	1,747	—	—	1,750
Common stock issued upon conversion of note payable, conversion price of $0.625	4,800,000	48	2,952	—	—	3,000
Common stock issued upon conversion of accumulated interest on note payable, conversion price of $0.625	347,389	4	213	—	—	217
Common stock issued, $1.00 per share, employee exercise of incentive stock option	1,000	—	1	—	—	1
Common stock issued, $6.00 per share, under private placement offering (net of issuance costs of $29)	516,241	5	3,063	—	—	3,068
Common stock issued, $7.00 per share, under private placement offering (net of issuance costs of $11)	134,289	1	928	—	—	929
Stock-based compensation expense	—	—	437	—	—	437

Balance at December 31, 2009	12,398,919	124	11,556	(9,201)	33	2,512
Comprehensive loss
Net loss	—	—	—	(10,892)	—	(10,892)
Unrealized gain on investments, net	—	—	—	—	13	13
Reclassification of unrealized gain on short-term investments	—	—	—	—	(46)	(46)

Comprehensive loss						(10,925)
Common stock issued upon exercise of investor stock purchase option	1,000,000	10	6,990	—	—	7,000
Common stock issued, $7.00 per share, under private placement offering (net of issuance costs of $44)	182,872	2	1,234	—	—	1,236
Stock-based compensation expense	—	—	625	—	—	625

Balance at December 31, 2010	13,581,791	136	20,405	(20,093)	—	448
Comprehensive loss
Net loss	—	—	—	(4,250)	—	(4,250)
Unrealized loss on investments, net	—	—	—	—	(3)	(3)

Comprehensive loss						(4,253)
Common stock issued in initial public offering, net of issuance costs	2,062,500	20	13,612	—	—	13,632
Issuance of common stock to Aspire Capital	378,788	4	(4)	—	—	—
Restricted stock grants	135,000	1	(1)	—	—	—
Stock-based compensation expense	—	—	492	—	—	492
Exercise of stock options	87,500	1	87	—	—	88

Balance at December 31, 2011	16,245,579	$162	$34,591	$(24,343)	$(3)	$10,407

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(4,250)	$(10,892)	$(3,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	111	74	60
Stock-based compensation	492	625	437
Amortization of premium on short-term investments	132	—	—
Non-cash interest income	(16)	—	—
Amortization of discount on secured convertible notes	—	—	138
Realized gain on sale of short-term investments	—	(46)	—
Change in fair value of investor stock purchase option	—	2,290	(610)
Changes in operating assets and liabilities:
Accounts receivable	16	(56)	—
Inventories	(286)	(606)	—
Prepaid expenses and other current assets	1,160	(1,223)	52
Accounts payable	(95)	96	60
Accrued liabilities	(368)	355	25
Accrued milestone and royalties	(5,001)	5,005	—
Accrued interest payable	—	—	(207)

Net cash used in operating activities	(8,105)	(4,378)	(3,382)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	4,029	966	—
Purchases of short-term investments	(6,869)	(241)	(734)
Purchase of property and equipment	(112)	(254)	(106)

Net cash (used in) provided by investing activities	(2,952)	471	(840)
Cash flows from financing activities:
Proceeds from sale of common stock in IPO, net of issuance costs of $2,868	13,632	—	—
Proceeds from exercise of investor option to purchase common stock	—	3,750	1,750
Proceeds from sale of common stock under private placement offerings, net of issuance costs	—	1,236	3,997
Proceeds from the exercise of employee stock options	88	—	1

Net cash provided by financing activities	13,720	4,986	5,748
Net increase in cash and cash equivalents	2,663	1,079	1,526
Cash and cash equivalents at beginning of period	3,548	2,469	943

Cash and cash equivalents at end of period	$6,211	$3,548	$2,469

Supplemental disclosures:
Interest paid in cash	$—	$1	$250

Supplemental non-cash disclosures:
Reclassification of investor stock purchase option liability to equity	$—	$3,250	$—

Conversion of note payable into common stock	$—	$—	$3,000

Accrued interest paid by conversion into common stock	$—	$—	$217

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Notes To Financial Statements

1. Organization and Business

        Kips Bay Medical, Inc. ("we", "us" or "our") was incorporated in the state of Delaware on May 1, 2007. We are a medical device company focused on manufacturing and commercializing our external saphenous vein support technology, or eSVS® MESH, for use in coronary artery bypass grafting ("CABG") surgery. Our eSVS MESH is a nitinol mesh sleeve that, when placed over a saphenous vein graft during CABG surgery, is designed to improve the structural characteristics and long-term performance of the saphenous vein graft. In CABG procedures, surgeons harvest blood vessels, including the internal mammary artery from the chest and the saphenous vein from the leg, and attach the harvested vessels to bypass, or provide blood flow around, blocked coronary arteries.

        During 2011 we have commenced significant revenue generating activities and are focused on the manufacture and commercialization of our eSVS MESH. In previous years we were a development stage company.

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

  Short-term Investments

        Short-term investments may consist of bank certificates of deposits, money market funds, commercial paper and corporate debt. Our investment policy seeks to manage these investments to achieve our goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. Short-term investments have been classified and accounted for as available-for-sale securities and are reported on the balance sheet at fair value with unrealized gains or losses reported as a component of other comprehensive income. Interest earned on short-term investments is included in interest income. We periodically evaluate our investments in marketable securities for potential impairment due to declines in market value deemed by us to be other-than-temporary. If cost exceeds fair value, we consider, among other factors, the duration and extent to which cost exceeds fair value, the financial strength of the issuer, and our intent and ability to hold the investment to maturity. Once a decline in value is deemed to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

        In 2011 our short-term investments include a $100,000 bank certificate of deposit which we pledged as collateral for a corporate purchasing card which we obtained during 2011 to facilitate certain corporate purchasing activity.

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and are due within 60 to 90 days of shipment. We grant credit to customers in the normal course of business and do not require collateral. Accounts receivable do not bear interest and are presented net of any allowances for doubtful accounts. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the customer's current ability to pay its obligation to us and the condition of the general economy and the industry as a whole.

  Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory cost includes purchased materials and overhead costs which are applied to work in process and finished goods based on annual estimates of production volume and overhead spending. Appropriate consideration is given to deterioration, obsolescence, excess inventory and other factors in evaluating net realizable value. Inventories consist of the following as of December 31 (in thousands):

	2011	2010
Raw materials	$91	$102
Work in process	392	231
Finished goods	409	273

	$892	$606

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

  Impairment of Long-Lived Assets

        In accordance with FASB ASC 360, Property, Plant and Equipment, long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2011 and 2010, no modification of the remaining useful lives or write-down of long-lived assets is required.

  Revenue Recognition

        We sell our eSVS MESH to international distributors in Europe and the United Arab Emirates, which subsequently resell it to hospitals and clinics. We recognize revenue when persuasive evidence of

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

an arrangement exists, delivery of goods occurs through the transfer of title and risks and rewards of ownership, the selling price is fixed or determinable and collectability is reasonably assured.

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

  Research and Development Expenses

        Research and development costs consist of costs incurred for internally sponsored research and development, direct expenses and research-related overhead. Research and development costs also include costs related to the execution of clinical trials and related efforts to obtain regulatory approval for our eSVS MESH.

        We charge research and development costs, including clinical trial costs, to expense when incurred. Clinical trial costs are a significant component of research and development expenses. All of our clinical trials are performed at clinical trial sites and are administered jointly by us with assistance from contract research organizations ("CRO"). Costs of setting up clinical trial sites are accrued upon execution of the study agreement. Expenses related to the performance of clinical trials generally are accrued based on contracted amounts and the achievement of agreed upon milestones, such as number of patients enrolled. We monitor levels of performance under each significant contract, including the extent of patient enrollment and other activities through communications with the CROs, and adjust the estimates, if required, on a quarterly basis so that clinical expenses reflect the actual effort expended at each clinical trial site and by each CRO.

        All material CRO contracts are terminable by us upon written notice and we are generally only liable for actual effort expended by the CROs and certain non-cancelable expenses incurred at any point of termination.

        We expense costs incurred to obtain patents or acquire licenses as the ultimate recoverability of the amounts paid is uncertain.

  Comprehensive Income/Loss

        Comprehensive income/loss consists of net loss and the effect of unrealized gains and losses on available-for-sale securities.

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

  Stock-Based Compensation

        Stock-based incentive awards are accounted for under the provisions of FASB ASC 718, Compensation—Stock Compensation, which requires companies to measure and recognize the cost of employee and non-employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Compensation cost is recognized ratably using the straight-line attribution method over the expected vesting period, which is considered to be the requisite service period. We estimate pre-vesting award forfeitures when calculating the compensation costs and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

        The fair value of stock based awards is estimated at the date of grant using the Black-Scholes option pricing model. Risk free interest rates are based upon U.S. Treasury rates appropriate for the expected term. Expected volatility and forfeiture rates are based primarily on the volatility rates of a set of guideline companies, which consist of public and recently public medical technology companies. The assumed dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future. The expected term is determined using the simplified method allowed by SEC Staff Accounting Bulletin No. 110.

        Prior to the completion of our initial public offering in February 2011, the fair value of our common stock was determined by our Board of Directors at each award grant date based upon a variety of factors, primarily the most recent purchase prices of our common stock issued to third parties in arms-length transactions, but also the progress of our product development, the progress of our preclinical and clinical testing, and the risks associated with our business plan.

        Stock-based compensation expense in our statements of operations is summarized as follows (in thousands):

	December 31,
	2011	2010	2009
Cost of sales	$46	$12	$—
Research and development	153	520	390
Sales, general and administrative	293	93	47

Total stock-based compensation	$492	$625	$437

  Net Loss per Share

        We compute net loss per share by dividing our income or loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted earnings per share, or EPS, is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

period associated with any convertible debt. Diluted EPS is the same as basic EPS due to common equivalent shares being excluded from the calculation, as their effect is anti-dilutive.

        The following table summarizes our calculation of net loss per common share for the periods (in thousands, except share and per share data):

	December 31,
	2011	2010	2009
Net loss	$(4,250)	$(10,892)	$(3,337)
Weighted average shares outstanding—basic and diluted	15,557,969	13,431,661	11,069,342

Net loss per share—basic and diluted	(0.27)	(0.81)	(0.30)

        The following outstanding potential common shares are not included in diluted net loss per share calculations as their effects were not dilutive:

		December 31,
	2011	2010	2009
Employee and non-employee stock options	1,261,000	813,000	598,000
Common shares issuable to underwriters under option purchase agreements (See note 7)	103,125	—	—
Common shares issuable under investor option purchase agreements (See note 7)	—	—	600,000

  Fiscal Year

        We operate on a manufacturing calendar with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of two four-week and one five-week periods.

  Reclassifications

        Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

  New Accounting Pronouncements

        In December 2011, FASB issued ASU 2011-12, Comprehensive Income, or ASU 2011-12, which amended ASU 2011-05 Presentation of Comprehensive Income. These accounting updates require entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Since this standard impacts disclosure requirements only, the Company does not expect its adoption will have a material impact on our consolidated results of operations or financial condition.

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for us beginning on January 1, 2012. Its adoption is not expected to significantly impact our financial statements.

3. Fair Value of Financial Instruments

        We apply the provisions of FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under US GAAP, and enhances disclosures about fair value measurements.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard establishes a valuation hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizing the use of unobservable inputs by requiring that the most observable inputs be used when available.

        The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The fair value hierarchy of measurements is categorized into one of the following three levels based on the lowest level of significant input used:

          Level 1— Quoted prices in active markets for identical assets or liabilities.

          Level 2— Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

          Level 3— Unobservable inputs that are supported by little or no market activity.

        Our cash equivalents and short-term investments consist of bank deposits, money market funds, and corporate debt securities. Our money market funds are traded in active markets and are recorded at fair value based upon quoted market prices.

        We determine the fair value of our bank certificate of deposit and corporate debt securities using other observable inputs which may include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets which are not active, other quoted prices which are directly observable and/or market inputs that are not directly observable, but are derived from or corroborated by other observable market data. Accordingly, we have classified the valuation of these securities as Level 2.

        Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments.

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

3. Fair Value of Financial Instruments (Continued)

        A summary of financial assets (in thousands) measured at fair value on a recurring basis at December 31, 2011 and 2010 is as follows:

	December 31, 2011				December 31, 2010
	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets (Level 1)	Significant Unobservable Inputs (Level 3)
Money market funds	$5,876	$5,876	$—	$—	$486	$486	$—
Bank certificate of deposit	100	—	100	—	—	—	—
Corporate debt securities	2,621	—	2,621	—	—	—	—

Total	$8,597	$5,876	$2,721	$—	$486	$486	$—

4. Short-Term Investments and Impairment

        Short-term investments consist of bank certificates of deposits, money market funds and corporate debt securities. As of December 31, 2011, the remaining contractual maturities of all investments were less than 12 months. Due to the short-term nature of our investments, amortized cost approximates fair value for all investments.

        During 2010 we sold our mutual fund investment and reclassified the unrealized gains of $46,000 to be reflected in the statements of operations.

5. Property and Equipment

        At December 31, 2011 and 2010, property and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Furniture and fixtures	$56	$41
Machinery, equipment and tooling	513	494
Computers and software	111	74
Leasehold improvements	90	49
Accumulated depreciation	(303)	(192)

Property and equipment, net	$467	$466

        Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $111,000, $74,000 and $60,000, respectively.

6. Commitments and Contingencies

  Leases

        On October 1, 2007, we entered into an operating lease agreement for our current facility which houses our corporate offices and manufacturing space. The term of this lease originally ran from October 1, 2007 through September 30, 2010. In June 2010, we executed an amendment to our lease that extended the lease term through September 30, 2011. In May 2011, we executed a second

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

6. Commitments and Contingencies (Continued)

amendment to our lease that extended the lease term through September 30, 2014. Under the terms of the second amendment, our base rent was reduced to the current market rate effective October 1, 2011 and will subsequently be increased by approximately 2.5% on October 1, 2012 and 2013.

        On June 2, 2011, we entered into an operating sub-lease agreement for approximately 2,800 square feet of office space adjoining our current facility. The term of this lease runs from June 15, 2011 through September 30, 2014. The monthly base rent amount is fixed over the entire term of the sub-lease.

        We also lease certain other office equipment under non-cancelable operating lease arrangements which are not recognized on our balance sheets.

        Annual future minimum lease obligations under our operating lease agreements as of December 31, 2011 are as follows (in thousands):

2012	$84
2013	82
2014	62

Total	$228

        Rent expense was $88,000, $57,000 and $57,000 for each of the years ended December 31, 2011, 2010 and 2009, respectively.

  Royalty Payments

        The core intellectual property relating to our eSVS MESH was acquired from Medtronic, Inc. pursuant to an Assignment and License Agreement dated October 9, 2007. As consideration for the assignment of such intellectual property, we have agreed to pay Medtronic an aggregate of up to $15.0 million upon the achievement of certain sales milestones and a royalty of 4% on sales of our eSVS MESH. The milestones and related payments consist of $5.0 million due on the one-year anniversary of the first commercial sale of our eSVS MESH, $5.0 million due when our cumulative net sales reach $15.0 million and $5.0 million due when our cumulative net sales reach $40.0 million. We reached the first milestone in June 2010 and accrued an expense for the first milestone obligation at that time. This milestone obligation was paid in June 2011. Royalty obligations are payable 60 days after the end of each fiscal quarter, are recorded as a component of our cost of sales and will terminate upon the earlier of the expiration of all of the patents and patent applications acquired from Medtronic, Inc., or when the aggregate royalties paid reaches $100.0 million. We recognized royalty expense of $10,000 and $9,000 for the years ended December 31, 2011 and 2010, respectively.

  Legal Proceedings

        We are not currently engaged in any litigation.

  Employment Agreements

        We entered into an employment agreement with Manny Villafaña, our founder, Chief Executive Officer and, at that time, sole director, on July 19, 2007, which provides for a base salary and discretionary bonuses as determined by our Board of Directors. Mr. Villafaña is also entitled to

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

6. Commitments and Contingencies (Continued)

participate in any employee benefit plans we sponsor. If we terminate Mr. Villafaña's employment without cause, he is entitled to his base salary for the entire term of the employment agreement, which expires on July 1, 2012.

        Mr. Villafaña's employment agreement contains usual and customary provisions relating to confidential information and assignment of inventions to us. In addition, the agreement contains certain provisions concerning Mr. Villafaña's post-employment activities. Pursuant to the agreement, he has agreed not to compete with us for a period of two years after the termination of his employment. Such two-year period will automatically be extended by one year increments, up to a total of five years, unless terminated by us. As consideration for this non-competition provision, we will make a monthly payment to Mr. Villafaña equal to one twelfth of his base salary at the time of termination, adjusted upward annually by the change in the Consumer Price Index, or CPI, beginning with the first month after termination of employment and continuing until the non-competition provision expires. Mr. Villafaña will also be entitled to continue his participation in our medical benefits plan for the term of the non-competition provision, provided he continues to pay the employee portion of the premium. Following the termination of his employment with us, Mr. Villafaña has also agreed to consult on non-confidential matters at the request of our Board of Directors.

        We also entered into a change in control agreement with Mr. Villafaña on September 12, 2008. Under the terms of this agreement, if, within 24 months of a change in control, Mr. Villafaña's employment is terminated by us other than for cause, or if he resigns for good reason, Mr. Villafaña will be entitled to a prorated portion of any annual incentive bonus for the fiscal year in which the termination occurs and a severance benefit equal to three years of his base salary. The change in control agreement's expiration date was September 12, 2011, but it has been and will continue to be automatically extended by one-year increments unless either party provides written notice to the other of the intent not to extend the agreement.

        We have entered into employment agreements with certain key employees providing for an annual salary and such benefits in the future as may be approved by the Board of Directors. We have also entered into change of control agreements with certain of our employees which provide that if the employee is terminated for a reason other than cause, or resigns for good reason, upon a merger, acquisition, sale of substantially all of our assets, or liquidation, the employee will receive severance payments equal to his or her monthly base salary for 12 to 36 months.

  Indemnification Agreements

        The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The Company may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2011 or 2010.

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

7. Convertible Promissory Notes and Equity Financing

  Common Stock Offerings

        On February 16, 2011, we issued 2,062,500 shares of our common stock in an initial public offering ("IPO") at $8.00 per share for gross proceeds of $16.5 million. We incurred $2.9 million in issuance costs for the IPO. In connection with our IPO, we entered into an underwriting agreement with Rodman & Renshaw, LLC ("Rodman") dated February 9, 2010, pursuant to which at closing on February 16, 2011, we paid Rodman fees of $1.3 million, which consisted of underwriting discounts of $1.16 million and non-accountable expense reimbursements of $165,000. In addition, we issued to the underwriters and their designees options to purchase an aggregate of 103,125 shares of our common stock at an exercise price of $10.00, or 125% of the purchase price of shares sold in the IPO. These options have a five year term and become exercisable on February 10, 2012, one year after the effective date of the IPO.

        In October 2009, we commenced a private offering of 714,286 shares of our common stock to certain accredited investors at an offering price of $7.00 per share. We sold an aggregate of 317,161 shares of common stock in the private offering, which was completed in February 2010.

  Common Stock Purchase Agreement

        On October 24, 2011, we entered into a common stock purchase agreement (the "Purchase Agreement") with Aspire Capital Fund, LLC, an Illinois limited liability company ("Aspire Capital"), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock (the "Purchase Shares") over a three year period at purchase prices determined in accordance with the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, dated as of October 24, 2011, in which we agreed to file one or more registration statements as permissible and necessary to register under the Securities Act of 1933, as amended, the sale by Aspire Capital of the shares of our common stock that have been and that may be issued to Aspire Capital under the Purchase Agreement. We agreed to file the initial registration statement with the U.S. Securities and Exchange Commission (the "SEC") on or before November 21, 2011. This registration statement was declared effective by the SEC on January 26, 2012.

        Pursuant to the Purchase Agreement, on any trading day on which the closing sale price of the Company's common stock exceeds $1.00 per share, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital to purchase up to the lessor of 100,000 shares or $500,000 of the Company's common stock per trading day if the closing sale price of the Company's common stock is above $1.00 per share. The purchase price per Purchase Share will be equal to the lesser of (i) the lowest sale price of the Company's common stock on the purchase date or (ii) the arithmetic average of the three lowest closing sale prices for the Company's common stock during the twelve consecutive trading days ending on the trading day immediately preceding the purchase date. There are no trading volume requirements or restrictions under the Purchase Agreement. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the Purchase Agreement.

        In addition, on any date on which we submit a Purchase Notice to Aspire Capital, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a "VWAP Purchase Notice") directing Aspire Capital to purchase an amount of

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

7. Convertible Promissory Notes and Equity Financing (Continued)

our common stock equal to up to 30% of the aggregate shares of common stock traded on the next business day (the "VWAP Purchase Date"), subject to a maximum number of shares determined by us (the "VWAP Purchase Share Volume Maximum"). The purchase price per Purchase Share pursuant to such VWAP Purchase Notice (the "VWAP Purchase Price") shall be the lower of (i) the closing sale price on the VWAP Purchase Date, or (ii) 95% of the volume weighted average price for all or a portion of our common stock traded on the VWAP Purchase Date. The 95% of the volume weighted average price shall be calculated based on the shares traded during (i) the VWAP Purchase Date if the aggregate shares to be purchased on such date does not exceed the VWAP Purchase Share Volume Maximum, or (ii) the portion of such business day until such time as the aggregate shares to be purchased will equal the VWAP Purchase Share Volume Maximum. Further, if the sale price of our common stock falls on the VWAP Purchase Date below the greater of (i) 90% of the closing price of our common stock on the business day immediately preceding the VWAP Purchase Date or (ii) a higher price set by us in the VWAP Purchase Notice (the "VWAP Minimum Price Threshold"), the VWAP Purchase Price will be determined using the percentage in the VWAP Purchase Notice of the total shares traded for such portion of the VWAP Purchase Date prior to the time that the sale price of our common stock fell below the VWAP Minimum Price Threshold and the volume weighted average price of our common stock sold during such portion of the VWAP Purchase Date prior to the time that the sale price of our common stock fell below the VWAP Minimum Price Threshold.

        In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 378,788 shares of our common stock as a commitment fee (the "Commitment Shares"). The Purchase Agreement provides that we may not issue and sell more than 3,164,357 shares of our common stock, including the Commitment Shares (19.9% of the Company's outstanding shares as of October 24, 2011, the date of the Purchase Agreement), unless stockholder approval is obtained in compliance with the applicable listing maintenance rules of The NASDAQ Global Market. We currently intend to seek stockholder approval of the transactions contemplated by the Purchase Agreement.

        As of December 31, 2011, we have not sold shares of common stock to Aspire Capital pursuant to the Purchase Agreement. As of December 31, 2011, a total of 378,788 shares of common stock, representing the Commitment Shares, have been issued to Aspire Capital pursuant to the Purchase Agreement.

        The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. The Purchase Agreement may be terminated by us at any time, at our discretion, without any cost or penalty to us. Aspire Capital has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares. We did not pay Aspire Capital any expense reimbursement in connection with the transaction. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement.

  Investment Agreement with Kips Bay Investments, LLC

        We are a party to an Investment Agreement dated July 19, 2007 with Manny Villafaña and Kips Bay Investments, LLC, or KBI, which had no relationship to us prior to entering into the Investment Agreement. Pursuant to the Investment Agreement, KBI sold us all of its right, title and interest to

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

7. Convertible Promissory Notes and Equity Financing (Continued)

certain intellectual property assets in exchange for a first secured promissory note dated July 19, 2007 with a principal amount of $100,000 and loaned to us $2.9 million in exchange for a second secured promissory note dated July 19, 2007. The $100,000 note and the $2.9 million note, collectively the Notes, accrued interest at a rate of 9% per annum. All principal and accrued interest under the Notes was convertible into shares of our common stock at a per share price of $0.625 per share.

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

        Effective January 1, 2009, we adopted FASB ASC 815-40, (formerly EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock), which clarified the determination of whether equity-linked instruments (or embedded features), such as the options to purchase our common stock granted to KBI, are considered indexed to our own stock, which would qualify as a scope exception under FASB ASC 815. As a result of adopting FASB ASC 815-40, the second option to purchase our common stock granted to KBI is considered a derivative instrument and is measured and reported at fair value. As noted above, the first option was exercised in 2008 and was not outstanding at the effective date for FASB ASC 815-40.

        Prior to the exercise of the second option, the estimated fair value this stock purchase option liability was recorded as a current liability on our balance sheets. Changes in the estimated fair value of this liability were recorded in our statements of operations.

        On January 1, 2009, the date of adoption, we estimated the fair value of the second option to be $1.6 million and this amount was recorded as a cumulative effect adjustment on January 1, 2009, which increased our accumulated deficit $1.4 million. We estimated the fair value of this option as of January 1, 2009 using a Black-Scholes valuation model using the following assumptions: fair value of our common stock: $6.00; dividend yield: 0%; volatility: 70%; risk free interest rate: 0.88%; and expected term: 2.5 years. The fair value of our common stock was determined based upon the sale price in our private placement offering that commenced in March 2009. The estimated dividend yield is zero as we have no intent to pay dividends in the foreseeable future. Volatility was estimated based

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

7. Convertible Promissory Notes and Equity Financing (Continued)

upon a portfolio of guideline companies in the same or similar lines of business. The risk free interest rate was determined based upon the yield of constant maturity U.S. Treasury bills with durations approximating the expected term. The expected term was based upon the term of the Notes.

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

        In connection with KBI's exercise of the second stock purchase option in February 2010, we and KBI entered into an agreement whereby KBI repaid us the $250,000 in cash and we issued KBI 400,000 shares of our common stock at a price of $0.625 per share, the conversion price of the Notes. We accounted for this agreement and its effect on the second stock purchase option as an exchange of the original option for a new option. As the second stock purchase option was exercised concurrent with the repayment and conversion of interest, the fair value of the option was determined based upon the difference between the fair value of our common stock and the exercise price of the option. The fair value of our common stock at the date of modification was determined to be $7.00 per share, based upon the sale price of our common stock to unrelated third-party investors under a private offering which was completed in February 2010. We recorded a charge of $2.3 million as the change in fair value of investor stock purchase option, increasing the recorded investor stock purchase option liability to $3.25 million. This liability was then reclassified to additional paid in capital in conjunction with issuance of shares related to the exercise of the second stock purchase option.

8. Stock-Based Compensation

  2007 Long-Term Incentive Plan

        Our 2007 Long-Term Incentive Plan, or the Plan, was adopted by the Board of Directors and approved by our stockholders in July 2007. The Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employee, directors and consultants. We grant options to purchase shares of common stock under the Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years and generally vest over four years for employees, at the rate of 25% of total shares underlying the option each year, and over three years for non-employees, with 25% vesting upon grant and 25% vesting each year thereafter. Under the Plan, a total of 2,000,000 shares of common stock were initially reserved for issuance. As of December 31, 2011, we have 515,500 shares of common stock available for issuance under the Plan.

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

8. Stock-Based Compensation (Continued)

        A summary of option activity is as follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at December 31, 2009	598,000	$3.08
Granted	215,000	7.00
Exercised	—	—
Forfeited and cancelled	—	—

Options outstanding at December 31, 2010	813,000	$4.12

Granted	688,000	3.41
Exercised	(87,500)	1.00
Forfeited and cancelled	(152,500)	5.93

Options outstanding at December 31, 2011	1,261,000	$3.73

        A summary of the status of our unvested shares during the year ended and as of December 31, 2011 is as follows:

	Shares Under Option	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2010	400,250	$2.67
Granted	688,000	1.57
Vested	(190,125)	1.82
Forfeited and cancelled	(137,125)	3.05

Unvested at December 31, 2011	760,625	$1.86

        Information about stock options outstanding, vested and expected to vest as of December 31, 2011, is as follows:

Outstanding, Vested and Expected to Vest			Options Vested
Per Share Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$1.00	234,000	5.86	$1.00	233,000	5.86
1.62	5,000	9.91	1.62	—	—
2.00	418,000	9.72	2.00	35,625	9.04
3.21	15,000	9.39	3.21	—	—
5.25	130,000	9.33	5.25	—	—
5.83	174,000	6.80	5.83	164,250	6.81
6.00	30,000	7.68	6.00	15,000	7.68
6.10	95,000	9.18	6.10	—	—
7.00	160,000	8.07	7.00	52,500	8.07

	1,261,000	8.26	3.44	500,375	5.86

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

8. Stock-Based Compensation (Continued)

        The cumulative grant date fair value of employee options vested during the years ended December 31, 2011, 2010 and 2009 was $244,000, $118,000 and $67,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $58,000, $0 and $5,000, respectively. Total proceeds received for options exercised during the year ended December 31, 2011, 2010 and 2009 were $87,500, $0 and $1,000, respectively. On an aggregated basis, as of December 31, 2011, there was no intrinsic value for our total outstanding options and for our options exercisable.

        As of December 31, 2011, 2010 and 2009, total compensation expense related to unvested employee stock options not yet recognized was $944,000, $608,000 and $297,000, respectively, which is expected to be allocated to expenses over a weighted-average period of 2.72, 1.88 and 2.22 years, respectively.

        The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2011, 2010 and 2009 are as follows:

	December 31,
	2011	2010	2009
Risk free interest rate	1.24% - 2.63%	2.45 - 2.82%	1.75 - 2.80%
Dividend yield	0%	0%	0%
Expected volatility	53%	50%	48%
Expected term	5.75 - 6.25 years	5.75 - 6.25 years	6.25 years
Weighted average grant date fair value	$1.76	$3.56	$2.91

  Nonemployee Stock-Based Compensation

        We account for stock options granted to nonemployees in accordance with FASB ASC 718. In connection with stock options granted to nonemployees we recorded $30,000, $388,000 and $342,000 for nonemployee stock-based compensation during the years ended December 31, 2011, 2010 and 2009, respectively. These amounts were based upon the fair value of the vested portion of the grants.

        Amounts expensed during the remaining vesting period will be determined based on the fair value at the time of vesting.

  Restricted stock awards

        A summary of restricted stock award activity is as follows:

	Number of Shares	Weighted Average Fair Value
Awards outstanding at December 31, 2010	—	—
Granted	135,000	$5.89
Vested	—	—
Cancelled	—	—

Awards outstanding at December 31, 2011	135,000	$5.89

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

8. Stock-Based Compensation (Continued)

        The fair value of each restricted stock award is equal to the fair market value of our common stock at the date of grant. Restricted stock awards vest over a period of time that varies with the purpose of the individual award. As of December 31, 2011, outstanding awards vest over a range of one to four years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock's vesting period. We recorded stock-based compensation expense for restricted stock grants of $159,000 for the year ended December 31, 2011.

  Common Stock Purchase Options issued to underwriters

        In conjunction with the completion of our initial public offering in February 2011, we issued to the underwriters and their designees options to purchase an aggregate of 103,125 shares of our common stock at an exercise price of $10.00, or 125% of the purchase price of shares sold in the IPO. These options have a five year term and become exercisable on February 10, 2012, one year after the effective date of the IPO. These options were not issued under our 2007 Long-Term Incentive Plan.

9. Employee Benefit Plan

        We maintain a simplified employee retirement plan, or SEP, which commenced on January 1, 2008. The SEP is a defined contribution plan; employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. We contribute up to 3% of each individual's base salary as required under the safe-harbor provisions of Internal Revenue Service rules governing SEP plans. Our contributions vest immediately and are expensed when paid. We have recorded contributions of $52,000, $46,000 and $38,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

10. Income Taxes

        We have incurred net operating losses since inception. We have not reflected the benefit of net operating loss carryforwards in the accompanying financial statements and have established a full valuation allowance against our deferred tax assets.

        The state of Minnesota enacted a change to their tax code which made the Minnesota Research and Tax Credit a refundable credit for fiscal years starting on or after January 1, 2010. Based upon our research and development costs which qualify under the Minnesota tax code, we recorded an income tax benefit of $42,000 for the year ended December 31, 2010. We had no such qualifying expenses during 2011.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards.

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

10. Income Taxes (Continued)

        The significant components of our deferred tax assets and liabilities for are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$5,468	$4,099
Intangible assets—patent prosecution costs	138	119
Stock-based compensation	493	451
Milestone obligation	1,821	2,190
Research credit carryforwards	230	434
Other	42	79

Total deferred tax assets	8,192	7,372
Deferred tax liabilities:	(5)	—
Total deferred taxes, net	8,187	7,372
Valuation allowance	(8,187)	(7,372)

Net deferred tax asset	$—	$—

        A reconciliation of the statutory tax rates and the effective tax rates is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Statutory rate	34.0%	34.0%	34.0%
Permanent differences	(9.0)	(8.8)	(1.4)
State and local income taxes	6.0	7.5	9.4
Credits and other	0.5	1.2	5.5
State tax rate true-up	(12.3)	—	—
Valuation allowance	(19.2)	(33.5)	(47.5)

Effective rate	0.0%	0.4%	0.0%

        Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carry-forward period. Because of our history of operating losses, management believes that the deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized and, accordingly, we have provided a full valuation allowance. The net valuation allowance increased by $815,000 and $3.7 million for the years ended December 31, 2011 and 2010, respectively.

        Net operating losses and tax credit carryforwards as of December 31, 2011, are as follows:

	Amount	Expiration Years
	(In thousands)
Net operating losses—federal	$13,513	Beginning 2027
Tax credits—federal	$167	Beginning 2027

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

10. Income Taxes (Continued)

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

        We would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2011. The tax years 2007 through 2011 remain open to examination by federal and state tax authorities.

11. Selected quarterly financial data (unaudited)

        The following summarized unaudited quarterly financial data has been prepared using the unaudited quarterly financial statements of the Company (In thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2011
Net sales	$110	$48	$—	$94
Gross profit	$73	$27	$—	$61
Operating loss	$(913)	$(1,049)	$(1,194)	$(1,113)
Net loss	$(909)	$(1,044)	$(1,188)	$(1,109)
Basic and diluted net loss per share	$(0.06)	$(0.07)	$(0.08)	$(0.07)
Fiscal 2010
Net sales	$—	$48	$59	$116
Gross profit	$—	$29	$37	$80
Operating loss	$(1,199)	$(5,875)	$(736)	$(891)
Net loss	$(3,485)	$(5,871)	$(733)	$(803)
Basic and diluted net loss per share	$(0.27)	$(0.43)	$(0.05)	$(0.06)
Fiscal 2009
Operating loss	$(1,022)	$(892)	$(939)	$(930)
Net loss	$(1,125)	$(816)	$(1,279)	$(117)
Basic and diluted net loss per share	$(0.14)	$(0.07)	$(0.10)	$(0.01)

        Quarterly calculations of basic and diluted loss per share are made independently during each fiscal quarter.

Kips Bay Medical, Inc.
Annual Report On Form 10-K

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Registrant—incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.
3.2
Amended and Restated Bylaws of the Registrant—incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 31, 2011.
4.1
Form of Common Stock Certificate—incorporated by reference to Exhibit 4.1 to the Registrant's amendment no. 2 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on June 11, 2010.
4.2
Registration Rights Agreement by and between Registrant and Aspire Capital Fund, LLC, dated as of October 24, 2011—incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 25, 2011.
10.1
Lease Agreement by and between the Registrant and St. Paul Properties, Inc., as assigned to St. Paul Fire and Marine Insurance Company, dated as of July 26, 2007—incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.
10.2
Investment Agreement by and between the Registrant and Kips Bay Investments, LLC, dated as of July 19, 2007—incorporated by reference to Exhibit 10.2 to the Registrant's amendment no. 1 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on May 20, 2010.
10.3
Loan and Security Agreement by and between the Registrant and Kips Bay Investments, LLC, dated as of June 19, 2007—incorporated by reference to Exhibit 10.3 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.
10.4
First Secured Convertible Promissory Note executed by the Registrant in favor of Kips Bay Investments, LLC, dated as of July 19, 2007—incorporated by reference to Exhibit 10.4 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.
10.5
Second Secured Convertible Promissory Note executed by the Registrant in favor of Kips Bay Investments, LLC, dated as of July 19, 2007—incorporated by reference to Exhibit 10.5 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.
10.6
Agreement by and between the Registrant and Kips Bay Investments, LLC, dated as of February 12, 2010—incorporated by reference to Exhibit 10.6 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.
10.7
Debt Conversion Agreement by and between the Registrant and Kips Bay Investments, LLC, dated as of February 12, 2010—incorporated by reference to Exhibit 10.7 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.

Exhibit Number		Description of Exhibit
10.8		Assignment and License Agreement by and between the Registrant and Medtronic, Inc., dated as of October 9, 2007—incorporated by reference to Exhibit 10.8 to the Registrant's amendment no. 4 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on August 12, 2010.
10.9
Assignment by Medtronic, Inc. to the Registrant, dated as of August 26, 2008—incorporated by reference to Exhibit 10.9 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.
10.10
Trademark Transfer Agreement by Medtronic, Inc. to the Registrant, dated as of October 10, 2007—incorporated by reference to Exhibit 10.10 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.
10.11	*
Employment Agreement by and between the Registrant and Manuel A. Villafaña, dated as of July 19, 2007—incorporated by reference to Exhibit 10.11 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.
10.12	*
Employment Agreement by and between the Registrant and Scott Kellen, dated as of February 8, 2010—incorporated by reference to Exhibit 10.13 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.
10.13	*
Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers—incorporated by reference to Exhibit 10.14 to the Registrant's amendment no. 2 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on June 11, 2010.
10.14	*
Change in Control Agreement by and between the Registrant and Manuel A. Villafaña, dated as of September 12, 2008—incorporated by reference to Exhibit 10.15 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.
10.15	*
Change in Control Agreement by and between the Registrant and Scott Kellen, dated as of February 8, 2010—incorporated by reference to Exhibit 10.17 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.
10.16	*	2007 Long-Term Incentive Plan—incorporated by reference to Exhibit 10.18 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.
10.17	*
Form of Incentive Stock Option Agreement under the 2007 Long-Term Incentive Plan—incorporated by reference to Exhibit 10.19 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.
10.18	*
Form of Non-Qualified Stock Option Agreement under the 2007 Long-Term Incentive Plan—incorporated by reference to Exhibit 10.20 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.
10.19	*
Form of Restricted Stock Agreement under the 2007 Long-Term Incentive Plan—incorporated by reference to Exhibit 10.21 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.
10.20
Letter by and between the Registrant and Kips Bay Investments, LLC, dated May 19, 2010—incorporated by reference to Exhibit 10.22 to the Registrant's amendment no. 1 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on May 20, 2010.
10.21
Indemnification Agreement between the Registrant and Manny Villafaña—incorporated by reference to Exhibit 10.23 to the Registrant's amendment no. 2 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on June 11, 2010.

Exhibit Number	Description of Exhibit
10.22	Indemnification Agreement between the Registrant and Scott Kellen—incorporated by reference to Exhibit 10.25 to the Registrant's amendment no. 2 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on June 11, 2010.
10.23
Indemnification Agreement between the Registrant and Arch C. Smith—incorporated by reference to Exhibit 10.26 to the Registrant's amendment no. 9 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 18, 2011.
10.24
Indemnification Agreement between the Registrant and Robert E. Munzenrider—incorporated by reference to Exhibit 10.27 to the Registrant's amendment no. 9 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 18, 2011.
10.25
Indemnification Agreement between the Registrant and Robert J. Sheehy—incorporated by reference to Exhibit 10.28 to the Registrant's amendment no. 9 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 18, 2011.
10.26
Assignment by Medtronic, Inc. to the Registrant, dated as of October 10, 2007—incorporated by reference to Exhibit 10.29 to the Registrant's amendment no. 2 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on June 11, 2010.
10.27
Consulting Agreement by and between the Registrant and Symbios Clinical, Inc., dated as of July 21, 2008—incorporated by reference to Exhibit 10.30 to the Registrant's amendment no. 2 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on June 11, 2010.
10.28
CRO Services Agreement by and between the Registrant and Symbios Clinical, Inc., dated as of March 25, 2010—incorporated by reference to Exhibit 10.31 to the Registrant's amendment no. 2 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on June 11, 2010.
10.29
Amendment No. 1 to Lease by and between the Registrant and St. Paul Fire and Marine Insurance Company, dated as of June 14, 2010—incorporated by reference to Exhibit 10.32 to the Registrant's amendment no. 4 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on August 12, 2010.
10.30
Distribution Agreement by and between the Registrant and LeviBiotech s.r.l., dated July 1, 2010—incorporated by reference to Exhibit 10.33 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.
10.31
Distribution Agreement by and between the Registrant and Master Surgery Systems AS, dated November 22, 2010—incorporated by reference to Exhibit 10.34 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.
10.32
Distribution Agreement by and between the Registrant and Pacific Medical Systems Ltd., dated October 12, 2010—incorporated by reference to Exhibit 10.35 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.
10.33
Distribution Agreement by and between the Registrant and Systemed A.E., dated November 22, 2010—incorporated by reference to Exhibit 10.36 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.

Exhibit Number		Description of Exhibit
10.34		Distribution Agreement by and between the Registrant and Transmedic PTE Ltd., dated August 2, 2010—incorporated by reference to Exhibit 10.37 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.
10.35
Distribution Agreement by and between the Registrant and Advanced Biomedical Pty Ltd., dated July 22, 2010—incorporated by reference to Exhibit 10.38 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.
10.36
Distribution Agreement by and between the Registrant and Biomed, S.A., dated July 12, 2010—incorporated by reference to Exhibit 10.39 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.
10.37
Distribution Agreement by and between the Registrant and Calmedical Ltd., dated June 17, 2010—incorporated by reference to Exhibit 10.40 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.
10.38
Distribution Agreement by and between the Registrant and Cardiac Services Ltd., dated November 22, 2010—incorporated by reference to Exhibit 10.41 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.
10.39
Distribution Agreement by and between the Registrant and F.O.C.S. GmbH, dated June 17, 2010—incorporated by reference to Exhibit 10.42 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.
10.40
Distribution Agreement by and between the Registrant and Fehling Instruments Middle East F.Z.C., dated September 1, 2010—incorporated by reference to Exhibit 10.43 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.
10.41
Distribution Agreement by and between the Registrant and Krijnen Medical Innovations B.V., dated June 17, 2010—incorporated by reference to Exhibit 10.44 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.
10.42
Distribution Agreement by and between the Registrant and ERA Foreign Trade Ltd., dated October 27, 2010—incorporated by reference to Exhibit 10.45 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.
10.43
Distribution Agreement by and between the Registrant and Sygan Medical GmbH, dated January 11, 2011—incorporated by reference to Exhibit 10.46 to the Registrant's amendment no. 9 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 18, 2011.
10.44	*
Employment Agreement by and between the Registrant and Michael Reinhardt, dated as of May 2, 2011—incorporated by reference to Exhibit 10.47 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 12, 2011.

Exhibit Number		Description of Exhibit
10.45	*	Employment Agreement by and between the Registrant and Randy LaBounty, dated as of May 2, 2011—incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 12, 2011.
10.46	*
Change in Control Agreement by and between the Registrant and Michael Reinhardt, dated as of May 2, 2011—incorporated by reference to Exhibit 10.49 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 12, 2011.
10.47	*
Change in Control Agreement by and between the Registrant and Randy LaBounty, dated as of May 2, 2011—incorporated by reference to Exhibit 10.50 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 12, 2011.
10.48
Amendment No. 2 to Lease by and between Registrant and St. Paul Fire and Marine Insurance Company, dated as of May 25, 2011—incorporated by reference to Exhibit 10.51 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 filed with the SEC on August 10, 2011.
10.49
Sublease by and between the Registrant and New Horizon Enterprises, Ltd., dated as of June 2, 2011—incorporated by reference to Exhibit 10.52 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 filed with the SEC on August 10, 2011.
10.50
Common Stock Purchase Agreement by and between the Registrant and Aspire Capital Fund, LLC, dated as of October 24, 2011—incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 25, 2011.
10.51
Engagement and Fee Letter by and between the Registrant and Cohen and Company Capital Markets, LLC, dated as of October 13, 2011—incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on October 25, 2011.
10.52	+*	2012 Director Stock Plan
21	+	Subsidiaries of the Registrant—None.
24.1	+	Powers of Attorney (see signature page).
31.1	+	Chief Executive Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Chief Financial Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++
Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2011, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statements of Stockholders' Equity (Deficit), and (v) the Notes to Financial Statements tagged as blocks of text.

+
Filed herewith

++
Furnished herewith

*
Management Compensatory Plan or Arrangement