Form 10-Q
period 2012-03-31
Kips Bay Medical, Inc.
filed 2012-05-09
CIK 1460198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 16,345,579 shares of Kips Bay Medical, Inc. common stock, par value $0.01, outstanding as of the close of business on May 4, 2012.

Kips Bay Medical, Inc.
Index to Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

Kips Bay Medical, Inc.

Balance Sheets

(Dollars in thousands, except share and per share amounts)

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,780	$6,211
Short-term investments	5,120	2,957
Accounts receivable, net of allowance for doubtful accounts of $14 as of March 31, 2012 and December 31, 2011	27	40
Inventories	953	892
Prepaid expenses and other current assets	244	100
Total current assets	9,124	10,200
Property and equipment, net	430	467
Total assets	$9,554	$10,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59	$85
Accrued liabilities	176	171
Accrued milestone and royalties	2	4
Total current liabilities	237	260
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 16,245,579 issued and outstanding as of March 31, 2012 and December 31, 2011	162	162
Additional paid-in capital	34,771	34,591
Accumulated other comprehensive loss	(2)	(3)
Accumulated deficit	(25,614)	(24,343)
Total stockholders’ equity	9,317	10,407
Total liabilities and stockholders’ equity	$9,554	$10,667

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Comprehensive Income

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011

Net sales	$53	$110
Cost of sales	(24)	(37)
Gross profit	29	73
Operating Expenses:
Research and development	483	434
Selling, general and administrative	822	552
Operating loss	(1,276)	(913)
Interest income	5	4
Net loss	$(1,271)	$(909)
Basic and diluted net loss per share	$(0.08)	$(0.06)
Weighted average shares outstanding - basic and diluted	16,245,579	14,598,092

Comprehensive loss	$(1,270)	$(909)

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net loss	$(1,271)	$(909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	28	23
Stock-based compensation	180	140
Amortization of premium on short-term investments	30	—
Other	15	—
Changes in operating assets and liabilities:
Accounts receivable	13	(10)
Inventories	(61)	(65)
Prepaid expenses and other current assets	(144)	1,032
Accounts payable	(26)	(80)
Accrued liabilities	5	(345)
Accrued royalties	(2)	(1)
Net cash used in operating activities	(1,233)	(215)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	1,777	—
Purchases of short-term investments	(3,970)	—
Purchase of property and equipment	(5)	(3)
Net cash used in investing activities	(2,198)	(3)
Cash flows from financing activities:
Proceeds from sale of common stock in IPO, net of related costs of $2,868	—	13,632
Net cash provided by financing activities	—	13,632
Net increase (decrease) in cash and cash equivalents	(3,431)	13,414
Cash and cash equivalents at beginning of period	6,211	3,548
Cash and cash equivalents at end of period	$2,780	$16,962

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

Recently Adopted Accounting Standards:

In 2012 we adopted the amended provisions of the Comprehensive Income topic of the Financial Accounting Standards Board Codification. The amended provisions were issued to enhance comparability between entities that report under GAAP and IFRS and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. This topic eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The adoption of this amendment did not have a material effect on our Consolidated Financial Statements as the amendment only impacts presentation.

2.             Interim Financial Statements

We have prepared the accompanying unaudited interim financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented.  These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto included in our most recent annual report on Form 10-K filed with the SEC on March 15, 2012.  The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

Inventories, net, consist of the following (in thousands):

	March 31, 2012	December 31, 2011

Raw materials	$85	$91
Work in process	324	392
Finished goods	544	409
Total	$953	$892

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

The following table summarizes our calculation of net loss per common share (in thousands, except share and per share data) for the three months ended:

	March 31, 2012	April 2, 2011

Net loss	$(1,271)	$(909)
Weighted average shares outstanding—basic and diluted	16,245,579	14,598,092
Basic and diluted net loss per share	$(0.08)	$(0.06)

We excluded outstanding employee and non-employee stock options of 1,364,000 and 943,000 for the three months ended March 31, 2012 and April 2, 2011, respectively, from the calculation of diluted net loss per share, as their effects were not dilutive.

6.             Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Cash and cash equivalents
Cash	$298	$571
Money market funds	2,482	5,640
Total cash and cash equivalents	$2,780	$6,211

Short-term investments
Money market funds	$236	$236
Commercial paper	1,997	—
Corporate debt	2,787	2,621
Bank certificate of deposit	100	100
Total short-term investments	$5,120	$2,957

As of March 31, 2012 and December 31, 2011, the remaining contractual maturities of all short-term investments were less than 12 months.  Due to the short-term nature of our investments, amortized cost approximates fair value for all investments.

7.             Fair Value of Financial Instruments

We apply the provisions of FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants.  Valuation techniques used to measure fair value, as required by FASB ASC 820, must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Our cash and equivalents and short-term investments consist of bank deposits, money market funds, commercial paper and corporate debt securities. Our money market funds are traded in active markets and are recorded at fair value based upon quoted market prices.

We determine the fair value of our bank certificate of deposit, commercial paper and corporate debt securities using other observable inputs which may include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets which are not active, other quoted prices which are directly observable and/or market inputs that are not directly observable, but are derived from or corroborated by other observable market data.  Accordingly, we have classified the valuation of these securities as Level 2.

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments.

A summary of financial assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 is as follows (in thousands):

	March 31, 2012				December 31, 2011
	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,718	$2,718	$—	$—	$5,876	$5,876	—	$—
Bank certificate of deposit	100	—	100	—	100	—	100	—
Corporate debt securities	2,787	—	2,787	—	2,621	—	2,621	—
Commercial paper	1,997	—	1,997	—	—	—	—	—
Total	$7,602	$2,718	$4,884	$—	$8,597	$5,876	2,721	$—

8.             Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2012	December 31, 2011

Furniture and fixtures	$56	$56
Machinery, equipment and tooling	513	513
Computers and software	100	111
Leasehold improvements	90	90
Accumulated depreciation	(329)	(303)
Property and equipment, net	$430	$467

Depreciation expense for the three months ended March 31, 2012 and April 2, 2011 was $28,000 and $23,000, respectively.

9.             Commitments and Contingencies

Royalty Payments

The core intellectual property relating to our eSVS MESH was acquired from Medtronic, Inc. pursuant to an Assignment and License Agreement dated October 9, 2007. As consideration for the assignment of such intellectual property, we have agreed to pay Medtronic an aggregate of up to $15.0 million upon the achievement of certain sales milestones and a royalty of 4% on sales of our eSVS MESH. The milestones and related payments consist of $5.0 million due on the one-year anniversary of the first commercial sale of our eSVS MESH, $5.0 million due when our cumulative net sales reach $15.0 million and $5.0 million due when our cumulative net sales reach $40.0 million. We had our first commercial sale of our eSVS MESH in June 2010 and accrued an expense for the first milestone obligation at that time. This milestone obligation was paid in June 2011.  Royalty obligations are payable 60 days after the end of each fiscal quarter, are recorded as a component of our cost of sales and will terminate upon the earlier of the expiration of all of the patents and patent applications acquired from Medtronic, Inc., or when the aggregate royalties paid reaches $100.0 million.  We recorded royalty expense of $2,000 and $4,000 for the three months ended March 31, 2012 and April 2, 2011, respectively.

Legal Proceedings

We are not currently engaged in any litigation.

10.          Common Stock Purchase Agreement

On October 24, 2011, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock (the “Purchase Shares”) over a three year period at purchase prices determined in accordance with the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, we have filed and maintain a registration statement on Form S-1 with the SEC under which we have registered 3,164,357 shares of our common stock for resale by Aspire.

In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 378,788 shares of our common stock as a commitment fee (the “Commitment Shares”).  The Purchase Agreement provides that we may not issue and sell more than 3,164,357 shares of our common stock, including the Commitment Shares (19.9% of the Company’s outstanding shares as of October 24, 2011, the date of the Purchase Agreement), unless stockholder approval is obtained in compliance with the applicable listing maintenance rules of The NASDAQ Capital Market. We intend to seek stockholder approval of the transactions contemplated by the Purchase Agreement at our 2012 Annual Meeting of Stockholders.

As of March 31, 2012, we have not sold shares of common stock to Aspire Capital pursuant to the Purchase Agreement.  As of March 31, 2012, a total of 378,788 shares of common stock, representing the Commitment Shares, have been issued to Aspire Capital pursuant to the Purchase Agreement.

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

11.          Stock-Based Compensation

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

No equity awards were granted during the three months ended March 31, 2012.

Stock-based compensation expense (in thousands) recorded in our statements of comprehensive income is summarized below for the three months ended:

	March 31, 2012	April 2, 2011

Cost of Sales	$15	$9
Research and development	55	78
Sales, general and administrative	110	53
Total stock-based compensation	$180	$140

12.          Employee Benefit Plan

We maintain a simplified employee retirement plan, or SEP, which commenced on January 1, 2008.  The SEP is a defined contribution plan; employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations.  We contribute up to 3% of each individual’s base salary as required under the safe-harbor provisions of Internal Revenue Service rules governing SEP plans.  Our contributions vest immediately and are expensed when paid.  We have recorded contributions of $13,000 and $14,000 for the three months ended March 31, 2012 and April 2, 2011, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and results of operations together with our unaudited financial statements and the related notes included elsewhere in this quarterly report.  This discussion and analysis contains forward-looking statements about our business and operations, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties.  Our actual results may differ materially from those we currently anticipate as a result of many important factors, including the factors we describe under “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2011, as updated by this quarterly report.

Overview

Kips Bay Medical, Inc. (“we”, “us”, “our” or the “Company”) was incorporated in the state of Delaware on May 1, 2007. We are a medical device company focused on manufacturing and commercializing our external saphenous vein support technology, or eSVS MESH, for use in coronary artery bypass grafting, or CABG, surgery. Our eSVS MESH is a nitinol mesh sleeve that, when placed over a saphenous vein graft during CABG surgery, is designed to improve the structural characteristics and long-term performance of the saphenous vein graft. CABG surgery is one of the most commonly performed surgeries in the United States. In CABG procedures, surgeons harvest blood vessels, including the internal mammary artery from the chest wall and the saphenous vein from the leg, and attach the harvested vessels to bypass, or provide blood flow around, blocked coronary arteries. We believe the use of our eSVS MESH with saphenous vein grafts in CABG surgery will improve the long-term outcome of CABG procedures, including maintained openness, or patency, and improved blood flow characteristics through the saphenous vein graft, resulting in a reduced need for costly and potentially complicated reoperations or revascularization procedures.

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

The U.S Food and Drug Administration (“FDA”) has reviewed and disapproved our most recent amendment to our application for an investigational device exemption, or IDE, in March 2011. At that time the FDA indicated that they intended to review our IDE information with outside experts before they provide further guidance to the Company. Due to internal delays, the FDA did not begin this review until August 2011.  In September 2011 the FDA advised us that we have not provided sufficient data to support our request for an IDE for our eSVS MESH.  In response to this, we plan to conduct a new feasibility trial in Europe based upon a protocol which incorporates additional guidance/requirements provided by the FDA.  We began the process of identifying study sites and expect to commence enrollment in the summer of 2012.  Upon completion of this study, we expect to request an IDE for a pivotal study in the U.S.  However, we could be delayed by adverse clinical results or regulatory complications, and we may never receive U.S. marketing approval.

As of March 31, 2012, we had an accumulated deficit of $25.6 million.  We expect our losses to continue as we pursue commercialization of and further regulatory approvals for our eSVS MESH.  Prior to completing our IPO, we had financed our operations primarily through the private placement of convertible debt and equity securities.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our Audited Consolidated Financial Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The critical accounting policies used in the preparation of the financial statements as of March 31, 2012 have remained unchanged from December 31, 2011.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 to Three Months Ended April 2, 2011 (in thousands)

	Three Months Ended		Percent
	March 31, 2012	April 2, 2011	Change
Net sales	$53	$110	(51.8)%
Cost of sales	(24)	(37)	(35.2)
Gross profit	29	73	(60.3)
Operating expenses:
Research and development	483	434	11.3
Selling, general and administrative	822	552	48.9
Total operating expenses	1,305	986	32.4
Other income (expense):
Interest income	5	4	25.0
Net loss	$(1,271)	$(909)	39.8%

Cost of sales, research and development and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options and restricted stock grants.  We expense the fair value of equity awards over their vesting periods.  The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee.  The awards granted through March 31, 2012 vest upon time-based conditions.  We expect to record additional non-cash compensation expense in the future, which may be significant.  The following table summarizes the stock-based compensation expense in our statement of comprehensive income for the three months ended March 31, 2012 and April 2, 2011 (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Cost of sales	$15	$9
Research and development	55	78
Selling, general and administrative	110	53
Total stock-based compensation	$180	$140

Net Sales and Gross Profit

Our net sales declined to $53,000 in the first quarter of 2012, down from $110,000 in the first quarter of 2011. Our gross profit decreased to $29,000 in the first quarter of 2012 as compared with $73,000 during the first quarter of 2011.  The decrease in net sales during the current quarter is due in part to limited reimbursements available to hospitals and the continuing effects of budget difficulties in certain European countries.  We expect sales to continue at modest levels until additional clinical study data is available.

Research and Development

Our research and development expenses increased 11.3% from $434,000 in the three months ended April 2, 2011 to $483,000 for the three months ended March 31, 2012.  This increase results primarily from costs incurred for the enrollment and follow-up of patients participating in our European post market studies and from costs incurred in conjunction with recruiting study sites for our upcoming feasibility trial.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased 48.9% from $552,000 to $822,000 in the three months ended April 2, 2011 and March 31, 2012, respectively.  This increase was caused by a combination of factors which include: increased costs for expanding our management team, professional service fees and compliance costs associated with becoming a public company in February 2011 and costs incurred to support our commercial sales activity.  The increased costs related to the expansion of our management team, both as part of becoming a public company and to support our commercial sales, included approximately $57,000 of increased stock-based compensation costs in the first quarter of 2012.  We expect SG&A expenses to remain relatively stable as we continue to pursue our international sales and marketing efforts.

Interest Income

Interest income increased to $5,000 in the three months ended March 31, 2012 from $4,000 in the three months ended April 2, 2011.  The increase results from the increase in our cash, cash equivalents and short-term investments related to the receipt of the net proceeds from our IPO in February 2011.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2012 and December 31, 2011 and for each of the three months ended March 31, 2012 and April 2, 2011 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	March 31, 2012	December 31, 2011
Cash and cash equivalents	2,780	$6,211
Short-term investments	5,120	2,957
Working capital	8,887	9,940

	Three Months Ended
Cash Flow Data	March 31, 2012	April 2, 2011
Cash provided by (used in):
Operating activities	$(1,233)	$(215)
Investment activities	(2,198)	(3)
Financing activities	—	13,632
Net increase (decrease) in cash and cash equivalents	$(3,431)	$13,414

Cash and Cash Equivalents

Our total cash resources, including short-term investments, as of March 31, 2012 were $7.9 million compared to $9.2 million as of December 31, 2011.  As of March 31, 2012, we had $237,000 in current liabilities and $8.9 million in net working capital.  As of December 31, 2011, we had $260,000 in current liabilities and $9.9 million in net working capital.  We incurred a net loss of $1.3 million and had negative cash flow from operating activities of $1.2 million for the three months ended March 31, 2012.

As we continue to pursue regulatory approvals, the development of additional clinical data, continue the process of commercialization in international markets and develop additional applications for our eSVS MESH, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities.

We market our eSVS MESH in select European and other international markets.  We continue to generate moderate levels of sales which we believe are related to cost pressures in the health care industry and our need to develop additional clinical data for the eSVS MESH.

On October 24, 2011, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $20.0 million of shares of our common stock (the “Purchase Shares”) over a three year period at purchase prices determined in accordance with the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, we have filed and maintain a registration statement on Form S-1 with the SEC under which we have registered 3,164,357 shares of our common stock for resale by Aspire. Without approval from our stockholders, this, less the shares issued to Aspire at the signing of the Purchase Agreement, is the maximum number of shares which we may sell to Aspire.  We intend to seek stockholder approval of the transactions contemplated by the Purchase Agreement at our 2012 Annual Meeting of Stockholders.  In consideration for entering into the Purchase Agreement, concurrently with the signing of the Purchase Agreement, we issued to Aspire Capital 378,788 shares of our common stock as a commitment fee.

In the future, we may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.  We expect that our current cash, cash equivalents and short-term investments will be sufficient to fund our planned operations for at least the next 12 months, and we have no current intention to enter into a credit facility or loan agreement.  We do not anticipate any adverse effects stemming from the lack of available credit facilities at this time.

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.2 million and $215,000 in the three months ended March 31, 2012 and April 2, 2011, respectively.  The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, non-cash stock-based compensation and the effects of changes in operating assets and liabilities.

Net Cash Used in Investment Activities

Net cash used in investment activities was $2.2 million and $3,000 in the three months ended March 31, 2012 and April 2, 2011, respectively.  Cash used in investment activities is related primarily to the purchase of short-term investments and capital equipment, partially offset by the sales and maturities of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was zero and $13.6 million in the three months ended March 31, 2012 and April 2, 2011, respectively.  Net cash provided by financing activities in the first quarter of 2011 was attributable to proceeds from our initial public offering.

Capital Requirements

We expect that our existing resources as of the date of this quarterly report, to be sufficient to fund our planned operations for at least the next 12 months.  However, we may require significant additional funds earlier than we currently expect in order to conduct additional clinical trials to obtain regulatory approvals of our eSVS MESH.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders’ interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders.  Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends.  Any of these events could adversely affect our ability to achieve our product development and commercialization goals and harm our business.

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

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties.  In some cases, you can identify forward-looking statements by the following words:  “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.  The forward-looking statements in this quarterly report include, but are not limited to, statements regarding uses for and benefits of our technology, the timing of stockholder approval of the transactions contemplated by our Purchase Agreement with Aspire, the timing of and strategy for governmental approvals and product introductions, the commencement and cost of preclinical trials and post-market studies, our expectations regarding continued and increasing operating losses, modest sales levels, stable SG&A expenses, continued negative net cash flow from operations, our expected use of proceeds from our initial public offering, the adequacy of our capital resources to fund planned operations, our ability to raise additional funds and operating and capital requirement expectations.  These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.  Although we believe that we have a reasonable basis for each forward-looking statement contained in this quarterly report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.  Many important factors affect our ability to achieve our objectives, including:

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

•                  general and economic business conditions; and

•                  the other risks described under Item 1A.  “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011, as updated in this quarterly report.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.

Not required.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the United States Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

We completed our initial public offering of shares of common stock (the ‘‘Offering’’) during the first quarter of our 2011 fiscal year. The effective date of our registration statement relating to the Offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-165940), was February 10, 2011. A total of 2,062,500 shares of our common stock were registered and sold in the Offering. In addition, we also granted to Rodman and Renshaw, LLC, the managing underwriter in the Offering (“Rodman”), a warrant to purchase 103,125 shares of our common stock, which became exercisable at a price of $10.00 per share on February 10, 2012 and expires on February 10, 2016.

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

Through March 31, 2012, we have used $5.0 million of the net proceeds to fund the first milestone payment payable for the acquisition of certain intellectual property rights to our eSVS MESH.  We intend to use the remaining net proceeds from the Offering to fund the process of seeking regulatory approval to market our eSVS MESH in the United States which includes human clinical trials; expand regulatory approval abroad; fund the development and testing of additional applications of our eSVS MESH; and for working capital and general corporate purposes, including commercialization activities for our eSVS MESH in select European and other international markets. Pending the uses described above, we have invested the remaining net proceeds in a variety of short-term, interest-bearing, investment grade securities.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIPS BAY MEDICAL, INC.

Date: May 9, 2012	/s/ Manny Villafaña
Manny Villafaña, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott Kellen
Scott Kellen, Chief Operating Officer and Chief Financial Officer
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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2012, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Comprehensive Income, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.*

* Furnished herewith.