Form 10-Q
period 2012-06-30
Kips Bay Medical, Inc.
filed 2012-08-09
CIK 1460198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 16,345,579 shares of Kips Bay Medical, Inc. common stock, par value $0.01, outstanding as of the close of business on August 3, 2012.

Kips Bay Medical, Inc.
Index to Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kips Bay Medical, Inc.

Balance Sheets

(Dollars in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,330	$6,211
Short-term investments	4,535	2,957
Accounts receivable, net of allowance for doubtful accounts of $0 and $14 as of June 30, 2012 and December 31, 2011, respectively	31	40
Inventories	982	892
Prepaid expenses and other current assets	276	100
Total current assets	8,154	10,200
Property and equipment, net	478	467
Total assets	$8,632	$10,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168	$85
Accrued liabilities	260	171
Accrued milestone and royalties	2	4
Total current liabilities	430	260
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 16,345,579 and 16,245,579 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	163	162
Additional paid-in capital	35,037	34,591
Accumulated other comprehensive loss	(1)	(3)
Accumulated deficit	(26,997)	(24,343)
Total stockholders’ equity	8,202	10,407
Total liabilities and stockholders’ equity	$8,632	$10,667

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Comprehensive Income

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net sales	$57	$48	$110	$158
Cost of sales	(25)	(21)	(49)	(58)
Gross profit	32	27	61	100
Operating Expenses:
Research and development	667	387	1,150	821
Selling, general and administrative	752	689	1,574	1,242
Operating loss	(1,387)	(1,049)	(2,663)	(1,963)
Interest income	4	5	9	9
Net loss	$(1,383)	$(1,044)	$(2,654)	$(1,954)
Basic and diluted net loss per share	$(0.08)	$(0.07)	$(0.16)	$(0.13)
Weighted average shares outstanding — basic and diluted	16,342,017	15,734,291	16,293,798	15,163,243

Comprehensive loss	$(1,382)	$(1,049)	$(2,652)	$(1,959)

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net loss	$(2,654)	$(1,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	53	48
Stock-based compensation	312	187
Amortization of premium on short-term investments	51	28
Other	17	(20)
Changes in operating assets and liabilities:
Accounts receivable	9	(6)
Inventories	(90)	(141)
Prepaid expenses and other current assets	(176)	1,064
Accounts payable	83	(128)
Accrued liabilities	89	(328)
Accrued milestones and royalties	(2)	(5,003)
Net cash used in operating activities	(2,308)	(6,253)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	2,592	—
Purchases of short-term investments	(4,220)	(6,868)
Purchase of property and equipment	(82)	(42)
Proceeds from the sale of property and equipment	2	—
Net cash used in investing activities	(1,708)	(6,910)
Cash flows from financing activities:
Proceeds from sale of common stock under common stock purchase agreement, net of related costs of $4	135	—
Proceeds from sale of common stock in IPO, net of related costs of $2,868	—	13,632
Net cash provided by financing activities	135	13,632
Net increase (decrease) in cash and cash equivalents	(3,881)	469
Cash and cash equivalents at beginning of period	6,211	3,548
Cash and cash equivalents at end of period	$2,330	$4,017

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

Recently Adopted Accounting Standards

In 2012 we adopted the amended provisions of the Comprehensive Income topic of the Financial Accounting Standards Board Codification. The amended provisions were issued to enhance comparability between entities that report under GAAP and IFRS and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. This topic eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The adoption of this amendment did not have a material effect on our Consolidated Financial Statements as the amendment only impacts presentation.

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

Inventories, net, consist of the following (in thousands):

	June 30, 2012	December 31, 2011

Raw materials	$87	$91
Work in process	394	392
Finished goods	501	409
Total	$982	$892

5.             Net Loss Per Share

The following table summarizes our calculation of net loss per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net loss	$(1,383)	$(1,044)	$(2,654)	$(1,954)
Weighted average shares outstanding—basic and diluted	16,342,017	15,734,291	16,293,798	15,163,243
Basic and diluted net loss per share	$(0.08)	$(0.07)	$(0.16)	$(0.13)

The following outstanding potential common shares not included in diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Employee and non-employee stock options	1,206,000	972,000	1,206,000	972,000
Common shares issuable to underwriters under option purchase agreements	103,125	103,125	103,125	103,125

6.             Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Cash and cash equivalents
Cash	$258	$571
Money market funds	2,072	5,640
Total cash and cash equivalents	$2,330	$6,211

Short-term investments
Money market funds	$236	$236
Commercial paper	2,248	—
Corporate debt	1,951	2,621
Bank certificate of deposit	100	100
Total short-term investments	$4,535	$2,957

As of June 30, 2012 and December 31, 2011, the remaining contractual maturities of all short-term investments were less than 12 months. Due to the short-term nature of our investments, amortized cost approximates fair value for all investments.

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

A summary of financial assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 is as follows (in thousands):

	June 30, 2012				December 31, 2011
	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,308	$2,308	$—	$—	$5,876	$5,876	$—	$—
Bank certificate of deposit	100	—	100	—	100	—	100	—
Corporate debt securities	1,951	—	1,951	—	2,621	—	2,621	—
Commercial paper	2,248	—	2,248	—	—	—	—	—
Total	$6,607	$2,308	$4,299	$—	$8,597	$5,876	$2,721	$—

8.             Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2012	December 31, 2011

Furniture and fixtures	$56	$56
Machinery, equipment and tooling	505	513
Computers and software	173	111
Leasehold improvements	90	90
Accumulated depreciation	(346)	(303)
Property and equipment, net	$478	$467

Depreciation expense for the six months ended June 30, 2012 and July 2, 2011 was $53,000 and $48,000, respectively.

9.             Commitments and Contingencies

Royalty Payments

The core intellectual property relating to our eSVS Mesh was acquired from Medtronic, Inc. pursuant to an Assignment and License Agreement dated October 9, 2007. As consideration for the assignment of such intellectual property, we have agreed to pay Medtronic an aggregate of up to $15.0 million upon the achievement of certain sales milestones and a royalty of 4% on sales of our eSVS Mesh. The milestones and related payments consist of $5.0 million due on the one-year anniversary of the first commercial sale of our eSVS Mesh, $5.0 million due when our cumulative net sales reach $15.0 million and $5.0 million due when our cumulative net sales reach $40.0 million. We had our first commercial sale of our eSVS Mesh in June 2010 and accrued an expense for the first milestone obligation at that time. This $5.0 million dollar milestone obligation was paid in June 2011. Royalty obligations are payable 60 days after the end of each fiscal quarter, are recorded as a component of our cost of sales and will terminate upon the earlier of the expiration of all of the patents and patent applications acquired from Medtronic, Inc., or when the aggregate royalties paid reaches $100.0 million. We recorded royalty expense of $4,000 and $6,000 for the six months ended June 30, 2012 and July 2, 2011, respectively.

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

In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 378,788 shares of our common stock as a commitment fee (the “Commitment Shares”). The Purchase Agreement provides that we may not issue and sell more than 3,164,357 shares of our common stock, including the Commitment Shares (19.9% of the Company’s outstanding shares as of October 24, 2011, the date of the Purchase Agreement), without stockholder approval as required by the applicable listing maintenance rules of The NASDAQ Capital Market.

As of June 30, 2012, we have sold 100,000 shares of common stock to Aspire Capital pursuant to the Purchase Agreement and, including the Commitment Shares, an aggregate of 478,788 shares of common stock have been issued to Aspire Capital pursuant to the Purchase Agreement.

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

11.          Stock-Based Compensation

2007 Long-Term Incentive Plan

Our 2007 Long-Term Incentive Plan (the “Plan”) was adopted by the Board of Directors in July 2007. The Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years and generally vest over four years for employees, at the rate of 25% of total shares underlying the option each year, and over three years for non-employees, with 25% vesting upon grant and 25% vesting each year thereafter. Under the Plan, a total of 2,000,000 shares of common stock were initially reserved for issuance.

A summary of option activity for the six months ended June 30, 2012 is as follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at December 31, 2011	1,261,000	$3.73
Granted	15,000	1.00
Exercised	—	—
Cancelled	(70,000)	4.41
Options outstanding at June 30, 2012	1,206,000	$3.66

The assumptions used in the Black-Scholes option-pricing model for the six months ended June 30, 2012 are as follows:

June 30, 2012
Risk free interest rate	0.92%
Dividend yield	0%
Expected volatility	57%
Expected term	6.25 years
Weighted average grant date fair value	$0.54

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cost of sales	$14	$12	$29	$21
Research and development	11	(35)	66	43
Selling, general and administrative	107	70	217	123
Total stock-based compensation	$132	$47	$312	$187

12.          Employee Benefit Plan

We maintain a simplified employee retirement plan, or SEP, which commenced on January 1, 2008. The SEP is a defined contribution plan; employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. We contribute up to 3% of each individual’s base salary as required under the safe-harbor provisions of Internal Revenue Service rules governing SEP plans. Our contributions vest immediately and are expensed when paid. We have recorded contribution expenses of $25,000 and $26,000 for the six months ended June 30, 2012 and July 2, 2011, respectively.

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

Our eSVS Mesh is a novel product and we are not aware of the establishment of any specific or supplemental reimbursements for our eSVS Mesh. Given certain budgetary pressures in Europe, our sales to date have been limited. In November 2011 we commenced enrollments in our first post-market study of the eSVS Mesh in Europe. The intent of this study is to develop clinical data to further support the marketing and reimbursement of the eSVS Mesh.

The U.S Food and Drug Administration (“FDA”) has reviewed and disapproved our most recent amendment to our application for an investigational device exemption (“IDE”) in March 2011. At that time the FDA indicated that they intended to review our IDE information with outside experts before they provide further guidance to the Company. Due to internal delays, the FDA did not begin this review until August 2011. In September 2011 the FDA advised us that we had not provided sufficient data to support our request for an IDE for our eSVS Mesh.

In April 2012, we provided additional information on our eSVS Mesh to the FDA under a Pre-IDE submission. This Pre-IDE submission allowed the FDA to determine if the additional information gathered by the Company is adequate to answer questions raised by the FDA in their disapproval of our most recent amendment to our application for an IDE. In July 2012, the FDA responded to our Pre-IDE submission and advised us that we were allowed to proceed with filing an application for an IDE to include four U.S. sites in our clinical feasibility study of our eSVS Mesh device currently being pursued in Europe. We submitted this application on July 18, 2012.

We continue to pursue a feasibility trial in Europe. This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG Surgery and is titled the “eMESH I” study. The objective of this study is to demonstrate the initial safety and performance of our eSVS Mesh for use as an external saphenous vein graft support device during coronary artery bypass procedures sufficient to allow the FDA to approve an IDE for a larger pivotal study, which is required to demonstrate clinical effectiveness and support a request for approval to sell our eSVS Mesh in the U.S. We are currently working through the ethics committee review and approval process at our selected study sites in Europe.

Upon completion of this study, we expect to request an IDE for a pivotal study in the U.S. However, we could be delayed by adverse clinical results or regulatory complications, and we may never receive U.S. marketing approval.

As of June 30, 2012, we had an accumulated deficit of $27.0 million. We expect our losses to continue as we pursue commercialization of and further regulatory approvals for our eSVS Mesh. Prior to completing our IPO, we had financed our operations primarily through the private placement of convertible debt and equity securities.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our Audited Consolidated Financial

Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The critical accounting policies used in the preparation of the financial statements as of June 30, 2012 have remained unchanged from December 31, 2011.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2012 to the Three and Six Months Ended July 2, 2011 (in thousands)

	Three Months Ended			Six Months Ended
	June 30, 2012	July 2, 2011	Percent Change	June 30, 2012	July 2, 2011	Percent Change
Net sales	$57	$48	18.8%	$110	$158	(30.4)%
Cost of sales	(25)	(21)	19.0	(49)	(58)	(15.5)
Gross profit	32	27	18.5	61	100	(39.0)
Operating expenses:
Research and development	667	387	72.4	1,150	821	40.1
Selling, general and administrative	752	689	9.1	1,574	1,242	26.7
Total operating expenses	1,419	1,076	31.9	2,724	2,063	32.0
Other income (expense):
Interest income	4	5	(20.0)	9	9	—
Net loss	$(1,383)	$(1,044)	32.5%	$(2,654)	$(1,954)	35.8%

Cost of sales, research and development and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options and restricted stock grants. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through June 30, 2012 vest upon time-based conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our statements of comprehensive income for the three and six months ended June 30, 2012 and July 2, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cost of sales	$14	$12	$29	$21
Research and development	11	(35)	66	43
Selling, general and administrative	107	70	217	123
Total stock-based compensation	$132	$47	$312	$187

Net Sales and Gross Profit

Our net sales increased 18.8% to $57,000 in the second quarter of 2012, and decreased 30.4% to $110,000 for the first six months of 2012 as compared with the respective periods in the prior year. Our gross profit increased 18.5% to $32,000 in the second quarter of 2012 and decreased 39.0% to $61,000 for the first six months of 2012 as compared with the respective periods in the prior year. The increase in net sales in the current quarter resulted from increased demand from our distributors. However, the overall decrease in net sales for the six months of 2012 reflects the impact of limited reimbursements available to hospitals and the continuing effects of budget difficulties in certain European countries. We expect sales to continue at modest levels until additional clinical study data is available.

Research and Development

Our research and development expenses increased 72.4% from $387,000 in the second quarter of 2011 to $667,000 in the second quarter of 2012. Research and development expenses increased 40.1% from $821,000 in the six months ended July 2, 2011 to $1.2 million in the six months ended June 30, 2012. These increases are due to increases in clinical study and product development activities related to our eSVS Mesh. In November 2011 we began enrolling patients in a post market study and also began recruiting European sites to participate in a feasibility study for the FDA. During 2012, we also commenced product development efforts intended to support expanding our product labeling to include the use of alternate sealants and to allow physicians to use our eSVS Mesh in performing sequential grafts. We expect that our research and development costs will continue to increase as we continue human clinical trials in Europe and initiate trials in the U.S. The most significant costs will be incurred for human clinical trials in the U.S., which cannot begin until the FDA approves our IDE.

Selling, General and Administrative

Our selling, general and administrative (“SG&A”) expenses increased 9.1% to $752,000 from $689,000 in the three months ended June 30, 2012 and July 2, 2011, respectively. SG&A expenses increased 26.7% to $1.6 million from $1.2 million in the six months ended June 30, 2012 and July 2, 2011, respectively. These increases were driven by a combination of factors which include: compliance costs associated with becoming a public company in February 2011, costs associated with the expansion of our management team, professional service fees and costs incurred to support our commercial sales activity. The increased costs related to the expansion of our management team, both as part of becoming a public company and to support our commercial sales, included approximately $95,000 of increased stock-based compensation expenses in the first half of 2012. We expect SG&A expenses to remain relatively stable as we continue to pursue our international sales and marketing efforts.

Interest Income

Interest income decreased $1,000 in second quarter of 2012 and remained unchanged during the first six months of 2011, compared to the same periods in the prior year. The decrease resulted from a decrease in our cash, cash equivalents and short-term investments in the second quarter of 2012 as compared with the second quarter of 2011.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2012 and December 31, 2011 and for each of the six months ended June 30, 2012 and July 2, 2011 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	June 30, 2012	December 31, 2011
Cash and cash equivalents	2,330	$6,211
Short-term investments	4,535	2,957
Working capital	7,724	9,940

	Six Months Ended
Cash Flow Data	June 30, 2012	July 2, 2011
Cash provided by (used in):
Operating activities	$(2,308)	$(6,253)
Investment activities	(1,708)	(6,910)
Financing activities	135	13,632
Net increase (decrease) in cash and cash equivalents	$(3,881)	$469

Cash and Cash Equivalents

Our total cash resources, including short-term investments, as of June 30, 2012 were $6.9 million compared to $9.2 million as of December 31, 2011. As of June 30, 2012, we had $430,000 in current liabilities and $7.7 million in net working capital. As of December 31, 2011, we had $260,000 in current liabilities and $9.9 million in net working capital. We incurred a net loss of $2.7 million and had negative cash flow from operating activities of $2.3 million for the six months ended June 30, 2012.

As we continue to pursue regulatory approvals, develop additional clinical data, continue the process of commercialization in international markets and develop additional applications for our eSVS Mesh, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities.

We market our eSVS Mesh in select European and other international markets. We continue to generate moderate levels of sales which we believe reflect the cost pressures in the health care industry and our need to develop additional clinical data for the eSVS Mesh.

On October 24, 2011, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $20.0 million of shares of our common stock (the “Purchase Shares”) over a three year period at purchase prices determined in accordance with the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, we have filed and maintain a registration statement on Form S-1 with the SEC under which we have registered 3,164,357 shares of our common stock for resale by Aspire. Without approval from our stockholders, this amount, which includes the Commitment Shares issued to Aspire at the signing of the Purchase Agreement, is the maximum number of shares which we may sell to Aspire.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $2.3 million and $6.3 million in the six months ended June 30, 2012 and July 2, 2011, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, non-cash stock-based compensation and the effects of changes in operating assets and liabilities. Net cash used in operating activities for the six months ended July 2, 2011 included a $5.0 million milestone payment to Medtronic, Inc.

Net Cash Used in Investment Activities

Net cash used in investment activities was $1.7 million and $6.9 million in the six months ended June 30, 2012 and July 2, 2011, respectively. Cash used in investment activities is related primarily to the purchase of short-term investments and capital equipment. During 2012, such purchases were partially offset by the sales and maturities of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $135,000 and $13.6 million in the six months ended June 30, 2012 and July 2, 2011, respectively. Net cash provided by financing activities resulted from the sale of common stock under our common stock purchase agreement with Aspire Capital in the current year and our initial public offering in the prior year.

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

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. The forward-looking statements in this quarterly report include, but are not limited to, statements regarding uses for and benefits of our technology, the timing of and strategy for governmental approvals and product introductions, the commencement and cost of preclinical trials and post-market studies, our expectations regarding continued and increasing operating losses, moderate sales levels, increased research and development expenses, stable SG&A expenses, continued negative net cash flow from operations, our expected use of proceeds from our initial public offering, the adequacy of our capital resources to fund planned operations, our ability to raise additional funds and operating and capital requirement expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this quarterly report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the United States Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings.

None.

Item 1A.        Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On October 24, 2011, we entered into the Purchase Agreement with Aspire, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a three-year period at purchase prices determined in accordance with the Purchase Agreement. On April 3, 2012, we sold 100,000 shares of common stock to Aspire Capital pursuant to the Purchase Agreement, for aggregate consideration of $139,000.

We deemed the sale to Aspire to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Pursuant to the terms of the Purchase Agreement, we have filed and maintain a registration statement on Form S-1 under the Securities Act of 1933 (File No. 333-178019) with the SEC under which we have registered 3,164,357 shares of our common stock, including the 100,000 shares purchased on April 3, 2012, for resale by Aspire.

On June 18, 2012, we granted options to purchase 15,000 shares of our common stock to employees of the Company at an exercise price of $1.00 per share. The grant was deemed to be exempt from registration under the Securities Act under either (i) Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (ii) Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

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

Through June 30, 2012, we have used $5.0 million of the net proceeds to fund the first milestone payment payable for the acquisition of certain intellectual property rights to our eSVS Mesh. We intend to use the remaining net proceeds from the Offering to fund the process of seeking regulatory approval to market our eSVS Mesh in the United States which includes human clinical trials; expand regulatory approval abroad; fund the development and testing of additional applications of our eSVS Mesh; and for working capital and general corporate purposes, including commercialization activities for our eSVS Mesh in select European and other international markets. Pending the uses described above, we have invested the remaining net proceeds in a variety of short-term, interest-bearing, investment grade securities.

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

KIPS BAY MEDICAL, INC.

Date: August 9, 2012	/s/ Manny Villafaña
Manny Villafaña, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott Kellen
Scott Kellen, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

KIPS BAY MEDICAL, INC.
FORM 10-Q

Exhibit Number	Description

10.1

Contract Research Support Agreement, by and between the Company and North American Science Associates, Inc., dated as of May 10, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2012)

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2012, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Comprehensive Income, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.*

* Furnished herewith.