Form 10-Q
period 2012-09-29
Kips Bay Medical, Inc.
filed 2012-11-13
CIK 1460198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

There were 16,345,579 shares of Kips Bay Medical, Inc. common stock, par value $0.01, outstanding as of the close of business on November 9, 2012.

Kips Bay Medical, Inc.
Index to Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

Kips Bay Medical, Inc.

Balance Sheets

(Dollars in thousands, except share and per share amounts)

	September 29, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,727	$6,211
Short-term investments	2,873	2,957
Accounts receivable, net of allowance for doubtful accounts of $0 and $14 as of September 29, 2012 and December 31, 2011, respectively	54	40
Inventories	950	892
Prepaid expenses and other current assets	356	100
Total current assets	6,960	10,200
Property and equipment, net	450	467
Total assets	$7,410	$10,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$178	$85
Accrued liabilities	245	171
Accrued milestone and royalties	4	4
Total current liabilities	427	260
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 29, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 16,345,579 and 16,245,579 issued and outstanding as of September 29, 2012 and December 31, 2011, respectively	163	162
Additional paid-in capital	35,182	34,591
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(28,362)	(24,343)
Total stockholders’ equity	6,983	10,407
Total liabilities and stockholders’ equity	$7,410	$10,667

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Comprehensive Income

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net sales	$89	$—	$200	$158
Cost of sales	(37)	—	(87)	(58)
Gross profit	52	—	113	100
Operating Expenses:
Research and development	676	483	1,825	1,304
Selling, general and administrative	745	711	2,320	1,952
Operating loss	(1,369)	(1,194)	(4,032)	(3,156)
Interest income	4	6	13	15
Net loss	$(1,365)	$(1,188)	$(4,019)	$(3,141)
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.25)	$(0.20)
Weighted average shares outstanding — basic and diluted	16,345,579	15,756,346	16,310,967	15,366,841

Comprehensive loss	$(1,364)	$(1,191)	$(4,016)	$(3,149)

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net loss	$(4,019)	$(3,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	82	74
Stock-based compensation	457	310
Amortization of premium on short-term investments	68	87
Other	16	(27)
Changes in operating assets and liabilities:
Accounts receivable	(14)	40
Inventories	(58)	(223)
Prepaid expenses and other current assets	(256)	1,055
Accounts payable	93	(170)
Accrued liabilities	74	(293)
Accrued milestones and royalties	—	(5,005)
Net cash used in operating activities	(3,557)	(7,293)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	4,544	450
Purchases of short-term investments	(4,525)	(6,869)
Purchase of property and equipment	(83)	(111)
Proceeds from the sale of property and equipment	2	—
Net cash used in investing activities	(62)	(6,530)
Cash flows from financing activities:
Proceeds from sale of common stock under common stock purchase agreement, net of related costs of $4	135	—
Proceeds from sale of common stock in IPO, net of related costs of $2,868	—	13,632
Proceeds from the exercise of employee stock options	—	88
Net cash provided by financing activities	135	13,720
Net increase (decrease) in cash and cash equivalents	(3,484)	(103)
Cash and cash equivalents at beginning of period	6,211	3,548
Cash and cash equivalents at end of period	$2,727	$3,445

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

Recently Adopted Accounting Standards

In 2012 we adopted the amended provisions of the Comprehensive Income topic of the Financial Accounting Standards Board Codification. The amended provisions were issued to enhance comparability between entities that report under GAAP and IFRS and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. This topic eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The adoption of this amendment did not have a material effect on our Financial Statements as the amendment only impacts presentation.

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

Inventories, net, consist of the following (in thousands):

	September 29, 2012	December 31, 2011

Raw materials	$83	$91
Work in process	376	392
Finished goods	491	409
Total	$950	$892

5.             Net Loss Per Share

The following table summarizes our calculation of net loss per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net loss	$(1,365)	$(1,188)	$(4,019)	$(3,141)
Weighted average shares outstanding—basic and diluted	16,345,579	15,756,346	16,310,967	15,366,841
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.25)	$(0.20)

The following outstanding potential common shares not included in diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Employee and non-employee stock options	1,186,000	848,000	1,186,000	848,000
Common shares issuable to underwriters under purchase option agreements	103,125	103,125	103,125	103,125

6.             Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 29, 2012	December 31, 2011
Cash and cash equivalents
Cash	$490	$571
Money market funds	2,237	5,640
Total cash and cash equivalents	$2,727	$6,211

Short-term investments
Money market funds	$236	$236
Commercial paper	750	—
Corporate debt	1,787	2,621
Bank certificate of deposit	100	100
Total short-term investments	$2,873	$2,957

As of September 29, 2012 and December 31, 2011, the remaining contractual maturities of all short-term investments were less than 12 months. Due to the short-term nature of our investments, amortized cost approximates fair value for all investments.

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

A summary of financial assets measured at fair value on a recurring basis at September 29, 2012 and December 31, 2011 is as follows (in thousands):

	September 29, 2012				December 31, 2011
	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,473	$2,473	$—	$—	$5,876	$5,876	$—	$—
Bank certificate of deposit	100	—	100	—	100	—	100	—
Corporate debt securities	1,787	—	1,787	—	2,621	—	2,621	—
Commercial paper	750	—	750	—	—	—	—	—
Total	$5,110	$2,473	$2,637	$—	$8,597	$5,876	$2,721	$—

8.             Property and Equipment

Property and equipment consist of the following (in thousands):

	September 29, 2012	December 31, 2011

Furniture and fixtures	$56	$56
Machinery, equipment and tooling	505	513
Computers and software	171	111
Leasehold improvements	90	90
Accumulated depreciation	(372)	(303)
Property and equipment, net	$450	$467

Depreciation expense for the nine months ended September 29, 2012 and October 1, 2011 was $82,000 and $74,000, respectively.

9.             Commitments and Contingencies

Royalty Payments

The core intellectual property relating to our eSVS Mesh was acquired from Medtronic, Inc. pursuant to an Assignment and License Agreement dated October 9, 2007. As consideration for the assignment of such intellectual property, we have agreed to pay Medtronic an aggregate of up to $15.0 million upon the achievement of certain sales milestones and a royalty of 4% on sales of our eSVS Mesh. The milestones and related payments consist of $5.0 million due on the one-year anniversary of the first commercial sale of our eSVS Mesh, $5.0 million due when our cumulative net sales reach $15.0 million and $5.0 million due when our cumulative net sales reach $40.0 million. We had our first commercial sale of our eSVS Mesh in June 2010 and accrued an expense for the first milestone obligation at that time. This $5.0 million dollar milestone obligation was paid in June 2011. Royalty obligations are payable 60 days after the end of each fiscal quarter, are recorded as a component of our cost of sales and will terminate upon the earlier of the expiration of all of the patents and patent applications acquired from Medtronic, Inc., or when the aggregate royalties paid reaches $100.0 million. We recorded royalty expense of $8,000 and $6,000 for the nine months ended September 29, 2012 and October 1, 2011, respectively.

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

As of September 29, 2012, we have sold 100,000 shares of common stock to Aspire Capital pursuant to the Purchase Agreement and, including the Commitment Shares, an aggregate of 478,788 shares of common stock have been issued to Aspire Capital pursuant to the Purchase Agreement.

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

A summary of option activity for the nine months ended September 29, 2012 is as follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at December 31, 2011	1,261,000	$3.73
Granted	15,000	1.00
Exercised	—	—
Cancelled	(90,000)	4.23
Options outstanding at September 29, 2012	1,186,000	$3.66

The assumptions used in the Black-Scholes option-pricing model for the nine months ended September 29, 2012 are as follows:

September 29, 2012
Risk free interest rate	0.92%
Dividend yield	0%
Expected volatility	57%
Expected term	6.25 years
Weighted average grant date fair value	$0.54

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Cost of sales	$12	$12	$41	$33
Research and development	42	28	108	72
Selling, general and administrative	91	83	308	205
Total stock-based compensation	$145	$123	$457	$310

12.          Employee Benefit Plan

We maintain a simplified employee retirement plan, or SEP, which commenced on January 1, 2008. The SEP is a defined contribution plan; employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. We contribute up to 3% of each individual’s base salary as required under the safe-harbor provisions of Internal Revenue Service rules governing SEP plans. Our contributions vest immediately and are expensed when paid. We have recorded contribution expenses of $39,000 and $41,000 for the nine months ended September 29, 2012 and October 1, 2011, respectively.

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

We are pursuing a feasibility trial in Europe for the U.S Food and Drug Administration (“FDA”). This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG Surgery and is titled the “eMESH I” study. The objective of this study is to demonstrate the initial safety and performance of our eSVS Mesh for use as an external saphenous vein graft support device during coronary artery bypass procedures sufficient to allow the FDA to approve an Investigational Device Exemption (“IDE”) for a larger pivotal study, which is required to demonstrate clinical effectiveness and support a request for approval to sell our eSVS Mesh in the U.S.

The enrollment of patients for this study commenced in Europe, at the Bern University Hospital in Bern, Switzerland, on August 31, 2012.  In Europe, we continue to work through the ethics committee review and approval process at our selected clinical study sites.  Three sites have received ethics committee approval and are in the process of recruiting patients for the study.

In November 2012, the FDA granted approval with conditions of our IDE to include four U.S. study sites in the “eMESH I” clinical feasibility trial of our eSVS Mesh.  We are currently working through the internal review and approval process with a number of leading cardiac centers in the United States.

Upon completion of this study, we expect to request an IDE for a pivotal study in the U.S. However, we could be delayed by adverse clinical results or regulatory complications, and we may never receive U.S. marketing approval.

As of September 29, 2012, we had an accumulated deficit of $28.4 million. We expect our losses to continue as we pursue commercialization of and further regulatory approvals for our eSVS Mesh. Prior to completing our IPO, we had financed our operations primarily through the private placement of convertible debt and equity securities.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our Audited Consolidated Financial Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The critical accounting policies used in the preparation of the financial statements as of September 29, 2012 have remained unchanged from December 31, 2011.

Results of Operations

Comparison of the Three and Nine Months Ended September 29, 2012 to the Three and Nine Months Ended October 1, 2011 (in thousands)

	Three Months Ended			Nine Months Ended
	September 29, 2012	October 1, 2011	Percent Change	September 29, 2012	October 1, 2011	Percent Change
Net sales	$89	$—	—	$200	$158	26.6%
Cost of sales	(37)	—	—	(87)	(58)	50.0
Gross profit	52	—	—	113	100	13.0
Operating expenses:
Research and development	676	483	40.0%	1,825	1,304	40.0
Selling, general and administrative	745	711	4.8	2,320	1,952	18.9
Total operating expenses	1,421	1,194	19.0	4,145	3,256	27.3
Other income (expense):
Interest income	4	6	(33.3)	13	15	(13.3)
Net loss	$(1,365)	$(1,188)	14.9%	$(4,019)	$(3,141)	28.0%

Cost of sales, research and development and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options and restricted stock grants. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through September 29, 2012 vest upon time-based conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our statements of comprehensive income for the three and nine months ended September 29, 2012 and October 1, 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Cost of sales	$12	$12	$41	$33
Research and development	42	28	108	72
Selling, general and administrative	91	83	308	205
Total stock-based compensation	$145	$123	$457	$310

Net Sales and Gross Profit

Our net sales were $89,000 in the third quarter of 2012, and increased 26.6% to $200,000 for the first nine months of 2012 as compared with the first nine months of 2011. Our gross profit was $52,000 in the third quarter of 2012 and increased 13.0% to $113,000 for the first nine months of 2012 as compared with $100,000 in the first nine months of 2011. The increase in net sales in both the current quarter and the nine months ended September 29, 2012 resulted from increased demand from our distributors. We expect sales to continue at modest levels until additional clinical study data is available.

Research and Development

Our research and development expenses increased 40.0% from $483,000 in the third quarter of 2011 to $676,000 in the third quarter of 2012. Research and development expenses increased 40.0% from $1.3 million in the nine months ended October 1, 2011 to $1.8 million in the nine months ended September 29, 2012. These increases are due to increases in clinical study and product development activities related to our eSVS Mesh. In November 2011 we began enrolling patients in post market studies and in August 2012 began enrolling patients in Europe for a feasibility study for the FDA. During 2012, we also commenced product development efforts intended to support expanding our product labeling to include the use of alternate sealants and to allow physicians to use our eSVS Mesh in performing sequential grafts. We expect that our research and development costs will increase slightly as we continue human clinical trials in Europe and initiate trials in the U.S. The most significant costs will be incurred for human clinical trials for the FDA.

Selling, General and Administrative

Our selling, general and administrative (“SG&A”) expenses increased 4.8% to $745,000 in the three months ended September 29, 2012 from $711,000 in the three months ended October 1, 2011. SG&A expenses increased 18.9% to $2.3 million in the nine months ended September 29, 2012 from $2.0 million in the nine months ended October 1, 2011. These increases were driven by a combination of factors which include: compliance costs associated with becoming a public company in February 2011, costs associated with the expansion of our management team, professional service fees and costs incurred to support our commercial sales activity. The increased costs related to the expansion of our management team, both as part of becoming a public company and to support our commercial sales, included approximately $103,000 of increased stock-based compensation expenses in the first nine months of 2012. We expect SG&A expenses to remain relatively stable as we continue to pursue our international sales and marketing efforts.

Interest Income

Interest income decreased $2,000 in third quarter of 2012 and decreased $2,000 during the first nine months of 2012, compared to the same periods in the prior year. The decrease resulted from a decrease in our cash, cash equivalents and short-term investments in the third quarter of 2012 as compared with the third quarter of 2011.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 29, 2012 and December 31, 2011 and for each of the nine months ended September 29, 2012 and October 1, 2011 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	September 29, 2012	December 31, 2011
Cash and cash equivalents	$2,727	$6,211
Short-term investments	2,873	2,957
Working capital	6,533	9,940

	Nine Months Ended
Cash Flow Data	September 29, 2012	October 1, 2011
Cash provided by (used in):
Operating activities	$(3,557)	$(7,293)
Investment activities	(62)	(6,530)
Financing activities	135	13,720
Net increase (decrease) in cash and cash equivalents	$(3,484)	$(103)

Cash and Cash Equivalents

Our total cash resources, including short-term investments, as of September 29, 2012 were $5.6 million compared to $9.2 million as of December 31, 2011. As of September 29, 2012, we had $427,000 in current liabilities and $6.5 million in net working capital. As of December 31, 2011, we had $260,000 in current liabilities and $9.9 million in net working capital. We incurred a net loss of $4.0 million and had negative cash flow from operating activities of $3.6 million for the nine months ended September 29, 2012.

As we continue to pursue regulatory approvals, develop additional clinical data, continue the process of commercialization in international markets and develop additional applications for our eSVS Mesh, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities.

We market our eSVS Mesh in select European and other international markets. We continue to generate moderate levels of sales which we believe reflect the effects of cost pressures in the health care industry and our need to develop additional clinical data for the eSVS Mesh.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.6 million and $7.3 million in the nine months ended September 29, 2012 and October 1, 2011, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, non-cash stock-based compensation and the effects of changes in operating assets and liabilities. Net cash used in operating activities for the nine months ended October 1, 2011 included a $5.0 million milestone payment to Medtronic, Inc.

Net Cash Used in Investment Activities

Net cash used in investment activities was $62,000 and $6.5 million in the nine months ended September 29, 2012 and October 1, 2011, respectively. Cash used in investment activities is related primarily to the purchase of short-term investments and capital equipment. During the nine months ended September 29, 2012, such purchases were almost entirely offset by the sales and maturities of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $135,000 and $13.7 million in the nine months ended September 29, 2012 and October 1, 2011, respectively. Net cash provided by financing activities resulted from the sale of common stock under our common stock purchase agreement with Aspire Capital in the current year and our initial public offering and the exercise of employee stock options in the prior year.

Capital Requirements

We expect our existing resources as of the date of this quarterly report to be sufficient to fund our planned operations for at least the next 12 months. However, we may require significant additional funds earlier than we currently expect in order to conduct additional clinical trials to obtain regulatory approvals of our eSVS Mesh. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders’ interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and harm our business.

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

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. The forward-looking statements in this quarterly report include, but are not limited to, statements regarding uses for and benefits of our technology, the timing of and strategy for governmental approvals and product introductions, the commencement and cost of preclinical trials and post-market studies, our expectations regarding continued and increasing operating losses, modest sales levels, increased research and development expenses, stable SG&A expenses, continued negative net cash flow from operations, recording additional non-cash compensation expenses, our expected use of proceeds from our initial public offering, the adequacy of our capital resources to fund planned operations, our ability to raise additional funds, the effects of our lack of credit facilities and operating and capital requirement expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this quarterly report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the United States Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 29, 2012 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Through September 29, 2012, we have used $5.0 million of the net proceeds to fund the first milestone payment payable for the acquisition of certain intellectual property rights to our eSVS Mesh. We intend to use the remaining net proceeds from the Offering to fund the process of seeking regulatory approval to market our eSVS Mesh in the United States which includes human clinical trials; expand regulatory approval abroad; fund the development and testing of additional applications of our eSVS Mesh; and for working capital and general corporate purposes, including commercialization activities for our eSVS Mesh in select European and other international markets. Pending the uses described above, we have invested the remaining net proceeds in a variety of short-term, interest-bearing, investment grade securities.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIPS BAY MEDICAL, INC.

Date: November 13, 2012	/s/ Manny Villafaña
Manny Villafaña, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott Kellen
Scott Kellen, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

KIPS BAY MEDICAL, INC.
FORM 10-Q

Exhibit Number	Description

10.1	Employment Agreement dated July 31, 2012 by and between the Company and Manny Villafaña (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 2, 2012) #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 29, 2012, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Comprehensive Income, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.*

# Management contract of compensatory plan or arrangement

* Furnished herewith.