Form 10-K
period 2012-12-31
Kips Bay Medical, Inc.
filed 2013-03-28
CIK 1460198

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

KIPS BAY MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	001-35080 (Commission File Number)	20-8947689 (IRS Employer Identification No.)

3405 Annapolis Lane North, Suite 200
Minneapolis, Minnesota	55447
(Address of principal executive offices)	(Zip Code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $3,991,000.

         As of March 22, 2013, there were 26,866,079 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's 2013 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

PART I

Item 1.    Business

Overview

        We were incorporated in the state of Delaware on May 1, 2007. We are a medical device company focused on developing, manufacturing and commercializing our external saphenous vein support technology, or eSVS Mesh for use in coronary artery bypass surgery ("CABG") surgery. Our eSVS Mesh is a nitinol mesh sleeve that, when placed on the outside of a saphenous vein graft ("SVG" or "vein graft") during CABG surgery, is designed to improve the structural characteristics and long-term performance of the vein graft. CABG is one of the most commonly performed cardiac surgeries in the world. According to the Cleveland Clinic, each year, over 800,000 CABG surgeries are performed worldwide.

        In CABG procedures, surgeons harvest blood vessels, including the internal mammary artery from the chest and the saphenous vein from the leg, and attach the harvested vessels to bypass, or provide blood flow around, blocked coronary arteries. The effectiveness of the procedure, however, is often limited by the failure rate of SVGs, which has been shown in various studies to range from 7% to 26% one year after surgery and 39% ten years after surgery. Failure of these grafts, typically evidenced by partial or complete blockage and reduced or stopped blood flow, can lead to the need for further coronary interventions up to and including additional CABG procedures. We believe the use of our eSVS Mesh with SVGs in CABG surgery can improve the long-term outcomes of CABG procedures by preventing the expansion, or dilation, of the SVG and preventing the resulting injury in order to maintain the openness, or patency, of and improving blood flow through the SVG. The result would be a reduced need for costly, potentially complicated reoperations or revascularization procedures and an improved patient quality of life.

        Our eSVS Mesh is placed on the outside of the SVG during CABG surgery and is designed to mildly constrict the vein and prevent expansion of the vein graft and resulting injury caused by the increased pressure. The constriction of the vein graft also causes the inside diameter, or lumen, of the graft to more closely match the inside diameter of the target coronary artery to which it is attached, thereby reducing blood flow disruption. Our eSVS Mesh is designed for quick deployment and is compatible with most current CABG surgery practices, including off-pump CABG, on-pump CABG and other less invasive methodologies.

        Physicians and patients may select among a variety of treatments to address coronary artery disease ("CAD") including pharmaceutical therapy, balloon angioplasty, stenting with bare metal or drug-eluting stents, and CABG procedures, with the selection often depending upon the health of the individual patient, the stage of the disease and the presence of comorbidities such as valvular disease or heart failure, etc. The Synergy Between Percutaneous Coronary Intervention with Taxus and Cardiac Surgery ("SYNTAX") study, comparing CABG and implantation of drug-eluting stents, found that CABG is the more effective long-term treatment for complex CAD. In moderate and high risk patients with CAD in the left main coronary artery or in three or more coronary arteries, CABG surgery achieves the best long-term patient outcomes as measured by the composite rate of survival, myocardial infarction (heart attack), stroke or the need for re-intervention one to five years after surgery. Moreover, patients with severe and multi- vessel coronary artery disease often cannot be effectively treated with methods other than CABG. The prevalence of CAD and the success rates for CABG procedures versus other treatments for CAD has made CABG surgery one of the most commonly performed cardiac surgeries in the United States. It is generally accepted that the increased incidence and prevalence of diabetes, obesity, combined with aging populations and other environmental factors will mean that the pool of patients eligible for CABG surgery will continue to endure into the future.

        According to results published in the European Journal of Cardio-Thoracic Surgery in 2009, each CABG procedure involves an average of 3.3 bypass grafts. In CABG procedures, the left internal mammary artery ("LIMA") is most commonly used to bypass the left anterior descending artery ("LAD"), and saphenous veins are used for any remaining grafts. SVGs fail more frequently than LIMA grafts due to differences in structure and size of SVGs as compared to LIMA grafts. Unlike the LIMA, which is a thick-walled artery intended to handle the high pressure blood flow from the heart, saphenous veins are thin-walled vessels that are intended for the low-pressure venous environment. Saphenous veins are also typically larger in diameter than the coronary arteries to which they are attached and this difference in size disrupts blood flow, adding stress to the vessel wall and increasing the risk of thrombosis, or blood clotting. When the vein grafts used to bypass a blocked artery are exposed to the high pressure of arterial flow, there is significant stress on the thin wall of the veins. The vein responds to this injury by causing its inner walls to thicken, decreasing the inner diameter of the vein graft and often leading to failure of the vein graft.

        We are currently conducting a feasibility trial in the United States and Europe. This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG Surgery and is titled the "eMESH I" trial. The objective of this trial is to demonstrate the initial safety and performance of our eSVS Mesh for use as an external SVG support device during coronary artery bypass procedures. We expect to enroll up to 120 patients at eight European and four U.S. sites and further expect to use the data from this study as the basis for the filing of a request for an investigational device exemption ("IDE") to perform a larger pivotal study which is required to demonstrate clinical effectiveness and safety to support a request for approval to sell our eSVS Mesh in the United States. Enrollments in this trial commenced in late August 2012 at the Bern University Hospital, Bern, Switzerland and in February 2013 at the Northeast Georgia Medical Center in Gainesville, Georgia. The primary safety endpoint is the 30 day rate of MACE, defined as the rate of the composite of total mortality, myocardial infarction (heart attack), and/or coronary target vessel revascularization (percutaneous coronary intervention or CABG) within 30 days of the procedure. The eSVS Mesh performance will be evaluated based upon the angiographic patency rate of the enrolled grafts, where patency is defined as less than 50% stenosis, or blockage, of the SVG at six months after surgery. We are currently working through the internal review and approval process with a number of leading cardiac centers in Europe and the United States to expand the total number of research sites to 12. As of March 1, 2013, six sites have received ethics committee approval and are actively recruiting patients for this study.

        On November 8, 2012, we announced that the U.S. Food and Drug Administration ("FDA") had approved with conditions our IDE to include four U.S. study sites in the eMESH I clinical feasibility trial of our eSVS Mesh. In its approval, the FDA also indicated that it was allowing a staged enrollment within the United States starting with five patients. In January 2013 the FDA expanded their approval to allow for 15 patients. We are required to provide six-month follow-up angiogram data for five U.S. patients or, alternatively, a combination of 10 patients from inside and outside the United States, for the FDA to review. If the FDA determines that these angiograms are acceptable, we expect to receive the approval from the FDA to enroll the remaining 35 U.S. patients initially requested by us.

        On March 7, 2013, in response to additional information we provided to the FDA, the FDA notified us that we had satisfactorily addressed the conditions indicated by the FDA in the their November 8, 2012 approval noted above.

        Upon completion of this study, we expect to request an IDE for a pivotal study in the U.S. However, we could be delayed by adverse clinical results or regulatory complications, and we may never receive an IDE for a pivotal study or U.S. marketing approval.

        In November 2011, we commenced enrollments in our first post-market study intended to support our international reimbursement and marketing activities with a clinical evaluation of the short-term

(three to six months) and long-term (two years) post-implant patency of our eSVS Mesh in the treatment of SVGs used in CABG, as compared with prospective SVG CABG without our eSVS Mesh. We originally intended to enroll up to 200 patients in this post-market study. The bulk of the sites for this study were in Germany. German law requires that studies involving ionizing radiographic imaging, such as an angiogram, must receive approval from the Federal Office for Radiation Protection, or Bundesamt für Strahlenschtz (BfS), a branch of the German government. While we have been actively pursuing this approval, we are unable to determine when such an approval will be obtained, if at all. As a result, we have discontinued our efforts in pursuing this post-market study so that our attention and resources can be focused on our eMESH I feasibility trial.

        In April 2012, we commenced enrollments in our second post-market study being performed at the University Hospital Basel, Clinic for Cardiac Surgery, in Basel, Switzerland. This study design is similar to our first post-market study except that patient follow-up will be more frequent (30 days, and six, 12 and 24 months after CABG) and graft patency will be evaluated with coronary angiograms performed at both the six and 24 month follow-up visits. We originally expected this study to enroll up to 100 patients. In focusing our resources on our eMESH I feasibility trial, we plan to limit enrollment in this study to 20 patients and expect enrollment to complete by June 2013.

        We received our CE Mark in May 2010 based on data from angiographic studies nine to 12 months following surgery of the first 42 patients in the trial to complete such follow-up studies. Analysis of this data from these 42 patients showed that the patency of vessels treated with our eSVS Mesh was non-inferior to the patency of untreated saphenous vein bypass vessels. The final results of the trial, which included angiographic data for 73 patients, differed from the results for the first 42 patients and were inconclusive as to whether the patency of eSVS Mesh treated vessels was non-inferior to untreated vessels. Because our CE Mark submission was made pursuant to a protocol accepted by all participating clinical study sites and their respective Competent Authorities (government or government-appointed agencies in charge of approving medical device clinical studies prior to enrollment in such a study), and device and procedure safety have been demonstrated (no increase in adverse events as compared to published literature for CABG surgery), the final results do not impact the status or validity of our CE Mark. We began marketing and commenced shipments of our eSVS Mesh in select European Union markets in June 2010 and in the United Arab Emirates in October 2010. Our primary markets continue to be in select European countries and the United Arab Emirates.

        See "Clinical Development of our eSVS Mesh" below for additional information.

Our Strategy

        Our objective is to achieve significant market adoption of our eSVS Mesh technology in CABG and other vascular applications. Key elements of our strategy to achieve this objective include the following:

  •
  Partner with Leading Medical Centers and Thought Leaders in the Industry.  We are working with respected medical centers and key thought leaders to demonstrate and communicate the potential benefits of our eSVS Mesh. We are currently conducting the eMESH I clinical feasibility trial in Europe and the United States for the FDA. The data from this feasibility trial is intended to support our receipt of an IDE from the FDA to conduct a pivotal study for marketing approval in the U.S. We believe that it will be important to increase the awareness of our eSVS Mesh by collaborating with key opinion leaders at leading academic and medical institutions and supporting post-approval marketing studies outside of the U.S., and publication of peer-reviewed articles. We believe that we have formed strong relationships with surgeons at a growing number of University-based and private cardiovascular surgery centers.

  •
  Commercialize our eSVS Mesh in select European and other International markets.  We received CE Mark approval for our eSVS Mesh in May 2010. The CE Mark allows us to sell our eSVS

    Mesh for use in CABG procedures in 32 countries within the European Union, the European Economic Area, and the European Free Trade Association. We began marketing and commenced shipments of our eSVS Mesh in select European markets in June 2010 and in the United Arab Emirates in October 2010. Since we received our CE Mark in May 2010, we estimate that there have been in excess of 450 implants of our eSVS Mesh. We have engaged independent distributors for the United Arab Emirates and a number of European countries, including Switzerland, Italy, Spain, Belgium, the Netherlands, Luxembourg, Ireland, Greece, Denmark, Sweden, Norway, Turkey, Germany and France. We believe that we have engaged independent distributors experienced in their respective European markets to promote and sell our eSVS Mesh. Concurrent with this effort, we have also engaged independent distributors in non-European countries and have commenced activities to seek regulatory approval to begin marketing in other international markets.

  •
  Obtain regulatory approval and commercialize our eSVS Mesh in the United States.  We are currently conducting our eMESH I clinical feasibility trial in the United States and Europe. This trial is based upon a study protocol that incorporates guidance and requirements provided to us by the FDA in November 2011. At that time, we began the process of identifying study sites and working through the ethics committee review and approval process at several widely respected medical centers in Europe. Enrollments in this trial commenced in Europe in August 2012 at the Bern University Hospital, Bern, Switzerland. Enrollments began in the United States in February 2013 at the Northeast Georgia Medical Center in Gainesville, Georgia. Upon completion of the eMESH I feasibility trial, we expect to request an IDE for a pivotal study. In the United States, a pivotal study is required to develop the clinical data necessary to support an application for premarket approval ("PMA") from the FDA. If we receive the necessary regulatory approval, we plan to commercially introduce our eSVS Mesh in the United States through a combination of direct sales employees and independent distributors with access to key CABG centers and key physicians. However, we could be delayed by adverse clinical results or regulatory complications, and we may never receive U.S. marketing approval.

  CABG Surgery

        Coronary artery bypass grafting involves the construction of an alternative path to bypass a narrowed or occluded coronary artery and restore blood flow from the aorta to an area past the blockage. This procedure is generally accomplished by harvesting and using saphenous veins from the patient's leg and the LIMA from the chest wall as bypass grafts. Most commonly, the LIMA is utilized for bypassing blockages in the left anterior descending artery ("LAD") of the heart, while saphenous veins are utilized for bypassing blockages in other coronary arteries.

        For SVGs, one end of the harvested vessel is generally attached to the aorta for blood inflow, and the opposite end is attached to the target coronary vessel. If a mammary artery is used as the bypass graft, it must be dissected from the chest wall, leaving one end in place near the aorta, while the opposite end is attached to the target vessel, providing blood flow from the arterial circulation. Once in place, these grafts provide blood flow to bypass the narrowed or occluded portion of the coronary artery. The following diagram illustrates the use of the left internal mammary artery graft and SVGs in CABG surgery:

Current Disadvantages of Saphenous Vein Grafts

        Since its first successful use in the 1960's, the SVG has been and continues to be one of the most commonly used conduits in CABG surgery. Some of the main advantages of using the saphenous vein include its ease of accessibility, its ease of handling, and the number of grafts, typically three, that can be constructed from a single vein. Despite these advantages and the widespread use of saphenous veins in CABG surgery, several issues have been identified, such as:

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

eSVS Mesh—Our Solution

        Our eSVS Mesh is designed to address the limitations of unsupported SVGs by providing the vein graft with physical attributes similar to those of an artery. Our eSVS Mesh is designed to strengthen the SVG, thereby preventing expansion of the vein graft and resulting injury due to increased pressure. Our eSVS Mesh is a highly flexible, semi-compliant, kink-resistant, extra-vascular tubular prosthesis made of knitted nickel/titanium, or nitinol, wire mesh. Our eSVS Mesh is designed to be fitted like a sleeve on the outside of the vein grafts.

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

        Our eSVS Mesh is designed to provide the vein graft with physiological attributes similar to those of an artery by reducing the lumen diameter and strengthening the vessel wall. We believe the key benefits of our eSVS Mesh technology include:

  •
  Structural Support to Strengthen SVG.    Structural support provided by our eSVS Mesh is designed to inhibit vessel expansion and the resulting damage to the vessel when it is exposed to the significantly higher arterial pressures, which can prevent a thickening of the vessel wall over time, or neointimal hyperplasia, and resulting graft failure.

  •
  Innovative Design. Our eSVS Mesh is designed to pulse, or "comply," as blood flows through the SVG in a manner similar to the typical compliance of an artery.

  •
  Improved Blood Flow.    Our eSVS Mesh is designed to reduce the diameter of the SVG. We refer to this as radial constriction. Radial constriction helps to insure that the inside diameter of the graft, or lumen, will be more consistent in size and more closely match the inside diameter of the target coronary artery to which it is attached, thereby increasing blood flow velocities and reducing the potential for clot formation.

  •
  Compatibility with Current CABG Procedures.    We believe that our eSVS Mesh is compatible with current CABG procedures, including on-pump or off-pump procedures, robotically assisted CABG and open or endoscopic saphenous vein harvest methods. Except for the placement of our eSVS Mesh on the SVG, the surgical steps to use an SVG with our eSVS Mesh are the same as would be performed for any coronary artery bypass procedure utilizing unsupported SVGs. We do not expect, nor have we seen, a significant increase in CABG procedure time due to eSVS Mesh use.

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

Clinical Development of our eSVS Mesh

  Feasibility Study for the FDA

        We are currently conducting a feasibility trial in the United States and Europe. This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG Surgery and is titled the "eMESH I" trial. The objective of this trial is to demonstrate the initial safety and performance of our eSVS Mesh for use as an external SVG support device during coronary artery bypass procedures. We expect to enroll up to 120 patients at eight European and four U.S. sites and further expect to use the data from this study as the basis for the filing of a request for an investigational device exemption ("IDE") to perform a pivotal trial in the United States and Europe. Enrollments in this trial commenced in Europe in late August 2012 at the Bern University Hospital, Bern, Switzerland and in the United States in February 2013 at the Northeast Georgia Medical Center in Gainesville, Georgia. The primary safety endpoint is the 30 day rate of MACE, defined as the rate of the composite of total mortality, myocardial infarction (heart attack), and/or coronary target vessel revascularization (percutaneous coronary intervention or CABG) within 30 days of the procedure. The eSVS Mesh performance will be evaluated based upon the angiographic patency rate of the enrolled grafts, where patency is defined as less than 50% stenosis, or blockage, of the SVG at six months after surgery. We are currently working through the internal review and approval process with a number of leading cardiac centers in Europe and the United States to expand the total number of research sites to 12. As of March 1, 2013, six sites have received ethics committee approval and are actively recruiting patients for this study.

        The protocol for this trial was reviewed by the FDA and incorporates specific guidance provided by the FDA. As part of this trial, each patient will be required to have two qualifying SVGs to be enrolled in the trial. Additional SVGs are allowed but will not be included in the trial evaluation. Each patient will serve as his or her own control, meaning that each trial subject will be implanted with one SVG treated with our eSVS Mesh and one untreated SVG. The two SVGs must be pre-specified during the procedure and the graft treated with our eSVS Mesh will be randomized to either the right coronary artery or the left circumflex artery system.

        Patients will be followed through hospital discharge, with additional follow-up visits at 30 days, three months, six months, one year and yearly thereafter through five years. Enrollment is expected to take between nine and 12 months to complete. Results through the six month follow-up visit will be submitted to the FDA as part of an application for an IDE to conduct a pivotal trial in the United States.

  European Post-Market Studies

        In November 2011, we commenced enrollments in our first post-market study intended to support our international reimbursement and marketing activities with a clinical evaluation of the short-term (three to six months) and long-term (two years) post-implant patency of our eSVS Mesh in the treatment of SVGs used in CABG, as compared with prospective SVG CABG without our eSVS Mesh. We originally intended to enroll up to 200 patients in this post-market study. The bulk of the sites for this study were in Germany. German law requires that studies involving ionizing radiographic imaging, such as an angiogram, must receive approval from the Federal Office for Radiation Protection, or Bundesamt für Strahlenschtz (BfS), a branch of the German government. While we have been actively pursuing this approval, we are unable to determine when such an approval will be obtained, if at all. As a result, we have discontinued our efforts in pursuing this post-market study so that our resources can be focused on our eMESH I feasibility trial.

        In April 2012, we commenced enrollments in our second post-market study being performed at the University Hospital Basel, Clinic for Cardiac Surgery, in Basel, Switzerland. This study design is similar to our first post-market study except that patient follow-up will be more frequent (30 days, and six, 12 and 24 months after CABG) and graft patency will be evaluated with coronary angiograms performed at both the six and 24 month follow-up visits. We originally expected this study to enroll up to 100 patients. In focusing our resources on our eMESH I feasibility trial, we plan to limit enrollment in this study to 20 patients and expect enrollment to complete by June 2013.

  CE Mark and International Human Clinical Trial

        We received CE Mark approval in May 2010 based upon our international human clinical trial. We began marketing and commenced shipments of our eSVS Mesh in select European markets in June 2010. We sell our eSVS Mesh to distributors who, in turn, sell to hospitals and clinics.

        The first human clinical trial of our eSVS Mesh was a non-inferiority trial where each patient was randomized to receive an SVG with our eSVS Mesh to bypass either the right coronary artery or the left circumflex artery, two arteries commonly bypassed during CABG. The bypassed artery not chosen to receive our eSVS Mesh served as the control and received a standard SVG. To ensure Good Clinical Practices compliance, outside resources were utilized for data collection and analysis, including a contract research organization ("CRO") for data entry and verification, a physician clinical events committee for the review and evaluation of adverse events, and an angiographic core lab for assessment of SVG patency.

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

        A table summarizing these results is shown below:

	Trial Data	Published Literature
Myocardial infarction	2(2.2)%	2.8%
Stroke	2(2.2)%	1.8%
Revascularization	0%	0%
Death*	0%	4.8%

Total	4(4.4)%	9.4%

*
One patient death eight months after surgery due to non-cardiac causes

        The primary effectiveness endpoint of this trial was statistical non-inferiority of angiographic stenosis, or patency, of eSVS Mesh vessels as compared to control vessels at nine to 12 months post-implant. A vessel was considered to be patent if there was less than 50% stenosis. The data from the first 42 patients demonstrated statistical non-inferiority and was the basis for the granting of a CE Mark approval for the eSVS Mesh. However, when the data from the remaining 31 patients was obtained, the combined results were inconclusive regarding the effectiveness of the eSVS Mesh primarily due to the following two factors:

  •
  One center had implant methods incompatible with our eSVS Mesh. Specifically, this center had issues with failure of the proximal anastomotic site, resulting in graft closure. We have modified our instructions for use to provide clear direction to surgeons on how to make the proximal anastomotic site when using our eSVS Mesh.

  •
  The amount of downsizing in the diameter of the SVGs prescribed in our instructions for use and sizing tool was too aggressive, resulting in a higher than anticipated closure rate in SVGs utilizing the eSVS Mesh, particularly when our smallest device, 3.0 millimeters, was used. This resulted in lumen diameters that were very small and did not remain patent. We have modified our instructions for use and sizing tool to decrease the amount of downsizing applied to SVGs by our eSVS Mesh and discontinued the 3.0 millimeter size of our eSVS Mesh.

        Of the 90 patients participating in the study, 73 patients returned for angiographic studies nine to 12 months following their implant. In the full group, 49% (36 of 73) of the eSVS Mesh vessels were patent and 81% (59 of 73) of the untreated vessels were patent. If, however, we exclude eSVS Mesh grafts implanted at the center with the incompatible treatment methods and grafts treated with our 3.0 millimeter eSVS Mesh, which was discontinued after this study, at nine to 12 months following the implant, 73% (24 of 33) of the eSVS Mesh vessels were patent and 81% (59 of 73) of the untreated vessels were patent. The data from the first 42 patients in this trial formed the basis for our CE Mark application, which we submitted in February 2010 and for which we received approval in May 2010. We began marketing and commenced shipments of our eSVS Mesh in select European Union markets in June 2010, in the United Arab Emirates in October 2010 and in Turkey in January 2011. The Notified Body, which oversees our CE Mark approval, has received and reviewed the combined results of this trial and we continue to provide them the required annual updates on the clinical use of our eSVS Mesh.

  Pivotal Trial

        We anticipate that the primary safety endpoint of a pivotal trial in the U.S. will be statistical non-inferiority of major adverse cardiac events ("MACE") at 30-days post-implant in patients with SVGs treated with our eSVS Mesh as compared with the reported total rate of MACE as published in prior CABG study reports. The primary effectiveness endpoint of this trial is expected to be statistical superiority of the patency of SVGs treated with our eSVS Mesh vessels as compared to untreated

SVG's at 12 months post-implant. This effectiveness endpoint is more rigorous than the effectiveness endpoint of our international trial, which was a non-inferiority comparison.

        Until the requirements of the study are agreed to by the FDA, which includes the number of patients required, we cannot estimate the time required to complete enrollment on a pivotal study. However, prior to commercializing our eSVS Mesh in the United States, we will be required to submit a PMA application to the FDA which includes the final results from a pivotal study. Approval of a PMA by the FDA generally takes approximately one year from the time the application is submitted. We could be delayed by adverse clinical results or regulatory complications, and we may never receive marketing approval.

  Preclinical Testing

        Preclinical trials of our eSVS Mesh technology have been presented in peer-reviewed journals, including The Journal of Thoracic and Cardiovascular Surgery in February 2008 and the Journal of Vascular Surgery in June 2009. Between 2002 and 2007, Medtronic, Inc. ("Medtronic") sponsored multiphase trials with the Cardiovascular Research Unit of the Christiaan Barnard Department of Cardiothoracic Surgery at the University of Cape Town in South Africa, or UCT, to evaluate the effects of various designs of external nitinol mesh sleeves on the vascular architecture of vein grafts used in CABG and peripheral bypass procedures. This multiphase research concluded that the use of our eSVS Mesh technology showed a statistically significant decrease in intimal hyperplasia after six months of implantation. In addition to these trials, Medtronic and UCT collaborated on stress, fatigue, durability, and finite element analysis of knitted eSVS Mesh designs.

        In October 2007, we acquired ownership of the core intellectual property relating to our eSVS Mesh from Medtronic and initiated additional work on the technology. This work included developing additional sizes of our eSVS Mesh, completing required preclinical and biological testing of the product and accessories, developing packaging and labeling for our eSVS Mesh, and creating product documentation intended to comply with relevant FDA and international standards.

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

        In May 2012, we initiated an animal study utilizing sheep to demonstrate the compatibility of our eSVS Mesh with a synthetic sealant and to demonstrate the ability to perform sequential grafts with our eSVS Mesh. Sequential grafts in bypass surgery are those grafts in which one saphenous vein is connected to two target arteries. The intent of this study is to generate sufficient data to support our filing of a request, with our Notified Body, for an expansion of the product labeling for our eSVS Mesh currently approved under our CE Mark, to indicate that our eSVS Mesh is compatible with a synthetic sealant and with the performance of sequential bypass grafts.

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

  Synthetic Grafts

        In this clinical application, our eSVS Mesh may provide a compliant, structural support to a graft made from synthetic or biological materials which allow for the optimization of the physical properties of the graft.

        In light of and in response to developments with the FDA, our staff has been focused on advancing our clinical studies in Europe and developing the additional clinical information which the FDA has requested prior to allowing us to obtain an IDE approval for a U.S. clinical trial. As a result, we have not devoted substantial amounts of time to these development projects. We expect that our clinical trials, primarily our eMESH I feasibility trial, will remain our primary focus for 2013 and we will devote time to the further development of additional applications for the eSVS Mesh as schedules and priorities permit.

Sales and Marketing

  Europe and Other International Markets

        On May 13, 2010, we obtained the CE Mark for our eSVS Mesh. The CE Mark allows us to sell our eSVS Mesh for use in CABG procedures in 32 countries within the European Union, the European Economic Area, and the European Free Trade Association. We began marketing and commenced shipments of our eSVS Mesh in select European Union markets in June 2010. We have utilized independent distributors to commercialize our technology in Europe. We have entered into agreements with independent distributors for Switzerland, Italy, Spain, Belgium, the Netherlands, Luxembourg, Ireland, Greece, Denmark, Sweden, Norway, Turkey, Germany and France to conduct sales in these markets. We have also entered into an agreement and begun commercial sales with an independent distributor for the United Arab Emirates. These distribution agreements generally have terms of three years, restrict distributors from selling products competitive with our eSVS Mesh and grant exclusivity within a territory, which is generally limited to a single country. In addition, we may terminate the distributor's exclusivity or the entire agreement if the distributor fails to achieve agreed upon sales targets. These distributors are supported by our U.S.-based staff with regard to product and physician training and promotional materials.

        We work with our distributors to drive clinical utilization in key centers within their respective territories. As the European cardiac surgery market is characterized by centralized, high-volume cardiac surgery centers, we believe this market can be effectively addressed through a small, highly-focused independent distributor network.

        We are not aware of the establishment of any specific or supplemental reimbursements for our eSVS Mesh and we were recently denied a government-sponsored supplemental reimbursement in Germany for our eSVS Mesh for calendar year 2013. We have identified third parties that may be contracted to assist in obtaining country-specific product reimbursement where necessary. For example, in Germany we have engaged a German reimbursement consultant to assist us with the development and submission of an application for a new "OPS" code for reporting usage of the eSVS Mesh within the German health system. The OPS, if issued, could allow for the clinical use and cost of the eSVS Mesh to be captured and identified within the German reimbursement authorities, with the ultimate goal being a decision by the German health system to institute a new reimbursement code for the eSVS Mesh or adjust the existing reimbursement code for CABG surgery to cover the cost of the eSVS Mesh. We have undertaken similar actions in Switzerland. While other companies been successful in obtaining reimbursement codes using this approach, we may never receive such codes.

        We are pursuing post-market clinical studies designed to validate both the short- and long-term outcomes of patients who receive our eSVS Mesh. Follow-up imaging studies will then be used to access patency rates of eSVS Mesh-treated SVGs as compared with SVGs not treated with the eSVS Mesh. We envision that the results of these studies will be presented at scientific meetings and presented in peer-reviewed journals, which we believe will increase the visibility and adoption of our eSVS Mesh. These studies will also be used to support applications for public hospital reimbursement in those countries that require outcomes data for such reimbursement.

        We believe that the CE Mark will allow us to begin regulatory submissions to obtain marketing approval in other select markets, including South Africa, Canada, New Zealand and Argentina. These markets require the CE Mark to begin the submission process, per their current medical device regulatory requirements. In addition, we have begun the regulatory submission process for Hong Kong and Korea, and have entered into an agreement with an independent distributor for Singapore, Hong Kong, Thailand, Malaysia, Indonesia, the Philippines, Cambodia, Laos, Vietnam and Brunei.

  United States

        We intend to utilize a combination of direct sales employees and independent distributors to commercialize our eSVS Mesh in the U.S. We have identified and are in preliminary discussions with independent distributors that may be contracted to conduct sales, but we have not yet entered into any distribution agreements. We expect that these contracts will be on terms similar to those described above for our agreements with international distributors. These distributors will be supported by our staff with regard to training and promotional materials. We have identified outside reimbursement experts to assist in obtaining Centers for Medicare & Medicaid Services, or CMS, product reimbursement.

        We are required to obtain a PMA approval from the FDA in order to market our eSVS Mesh in the United States. The timeline for obtaining such approval is subject to the requirements of the FDA. We may be delayed by adverse clinical results or regulatory complications, and we may never receive U.S. marketing approval.

Intellectual Property

        As of March 1, 2013, we had nine issued patents covering the eSVS Mesh: five issued in the United States and one each issued in Japan, Europe, Canada and South Africa. The European patent has been validated and is enforceable in eight European countries. In addition, we have three patent applications pending in the United States and eight patent applications pending in countries outside the U.S.

        Our issued patents and pending patent applications include claims directed towards, among other things, the knitted, resilient and compliant structure of our eSVS Mesh which is designed to provide structural support to inhibit vessel expansion and provide the vein graft with physiological attributes similar to those of an artery, and the surgical procedures relating to the delivery system design and implant deployment method for our eSVS Mesh.

        Due to the indeterminate time frames in which patent examiners engage in prosecution and the uncertainty of how the examiners will respond to our pending patent applications, it is difficult to accurately predict when the prosecution of our currently pending patent applications will end. These pending patent applications may not issue as patents, or, if issued, may not issue in a form that is desirable or advantageous to us. Competitors can attempt to replicate some or all of the competitive advantages we derive from our eSVS Mesh or design around our technology, and they might be able to market products and use manufacturing processes that are substantially similar to ours, each of which we believe would be highly likely if we are able to achieve significant market acceptance of our eSVS Mesh.

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

        If we become insolvent, make an assignment for the benefit of creditors, go into liquidation or receivership or otherwise lose legal control of our business, any or all technology sold to us pursuant to our agreement with Medtronic, including potentially all of the core intellectual property and patent rights related to our eSVS Mesh, could revert to Medtronic, at Medtronic's discretion and upon notice by Medtronic. In addition, if we determine to cease commercializing our eSVS Mesh, Medtronic may cause the core intellectual property and patent rights related to our eSVS Mesh to revert to Medtronic.

Competition

        The development and commercialization of medical devices to treat cardiovascular disease is a highly competitive industry. Physicians and patients may select among a variety of treatments to address coronary artery disease, including pharmaceutical therapy, balloon angioplasty, stenting with bare metal or drug-eluting stents, and CABG procedures, with the selection often depending upon the health of the patient and the severity of the disease. If physicians or their patients choose alternative treatments to CABG surgery due to the disadvantages of CABG surgery, such as the failure rate of CABG surgery, or if additional alternative treatments for cardiovascular disease are developed, there may be a decrease in the number of CABG surgery procedures. The American College of Cardiology/American Heart Association treatment guidelines indicate that CABG is beneficial and recommended to improve long-term survival in patients with CAD in their left main coronary artery or CAD in three or more coronary arteries.

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

        We are aware of three companies that have developed support devices to be used on the outside of SVGs. Vascular Graft Solutions, ("VGS"), an Israeli company, is developing a product called the Fluent expandable external support system which is designed to reduce vein graft failures in CABG surgery. VGS has recently concluded patient enrollment in its first in-human trial at three centers in the United Kingdom. According to information presented by one of its cardiac surgeon-investigators at a 2013 U.S. cardiac surgery conference, VGS estimates that they will complete data collection for their primary outcome measures in the second half of 2013. Alpha Research, a Swiss company, has developed a product known as the Biocompound Graft for use in coronary and peripheral bypass operations. The product is a stainless steel braided mesh, indicated for use in coronary or peripheral bypass with patients who have irregularly shaped veins. B. Braun, a German company, has developed a product known as ProVena for use in peripheral bypass operations. The product is a woven polymer mesh, indicated for use in peripheral artery bypass operations using vein grafts.

        We believe that the VGS product will be a direct competitor to our eSVS Mesh if and when the results of their on-going clinical trial in the United Kingdom allow VGS to secure a CE Mark approval for their product.

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

        The key competitive factors affecting the success of our eSVS Mesh are likely to be the effectiveness, safety profile and price of our eSVS Mesh, as compared to existing methods for CABG surgery. We believe a potential disadvantage associated with our eSVS Mesh is the possibility of allergic reaction to the implant materials. According to a July 2009 article in the Journal of Invasive Cardiology, nickel allergy after implantation of a nitinol-containing device is rare. This article described the rate of nickel allergy in cardiovascular implants to be between 0.002% and 0.02%. The article also stated that the patients with nickel allergy symptoms responded to medical management at the time of the reaction, did not require device explant, and no longer require medications for the reaction. In order to further safeguard against this rare occurrence, the eSVS Mesh instructions for use state that it is contraindicated for patients with a known allergy to nitinol. We believe another potential disadvantage associated with our eSVS Mesh is the possibility of damage to the saphenous vein during placement of our eSVS Mesh. If the physician does not select the proper size eSVS Mesh relative to the size of the vein, the saphenous vein may be damaged while placing our eSVS Mesh over the vein. For example, if too small an eSVS Mesh is chosen, there could be damage to the saphenous vein caused by stretching the vein while trying to place it inside our eSVS Mesh. We have provided specific directions in the eSVS Mesh instructions for use on how to properly size veins, place our eSVS Mesh and form the connection with the aorta. We provide a sizing tool with our eSVS Mesh to ensure proper vein sizing. The commercial success of our eSVS Mesh will depend upon the results of clinical trials of the technology and experience with the technology in the commercial marketplace.

        If the commercialization of our eSVS Mesh technology is successful, we expect that other medical device companies, many of which are larger and have greater financial resources than we do, will seek to enter into this market by introducing competing technologies.

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

Research and Development

        During 2010, 2011 and 2012, we incurred $2.5 million, $1.7 million and $2.5 million, respectively, of research and development expenses. Research and development costs include the costs to design, develop, test, seek approval for, and enhance our eSVS Mesh and production process. Expenses related to research and development consist primarily of personnel costs, including salaries, benefits and stock-based compensation, product development, pre-clinical and clinical trials, professional service fees, materials and supplies, and facilities-related costs. While our research and development expenses to date have been focused on product development and evaluating the feasibility of our eSVS Mesh, we expect that a large percentage of our research and development expenses in the future will be incurred in support of our current and future clinical trials.

Employees

        As of March 1, 2013, we had 13 employees. We plan to expand our research and development and commercialization activities. To support this growth, we may need to expand managerial, research and development and other functions. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good.

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

        Our eSVS Mesh will require marketing authorization from the FDA prior to commercial distribution in the United States. The two primary types of FDA marketing authorization are pre- market notification (also called 510(k) clearance) and PMA. The type of marketing authorization applicable to a device—510(k) clearance or PMA—is generally linked to classification of the device. The PMA process is generally more stringent, time-consuming and expensive than the 510(k) clearance process.

        The FDA classifies medical devices into one of three classes, Class I, Class II or Class III, based on the degree of risk the FDA determines to be associated with a device and the extent of control deemed necessary to ensure the device's safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or Class II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, pre-market notification, and adherence to the FDA's current Good Manufacturing Practice requirements, as reflected in its Quality System Regulation, ("QSR"). Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, and include life-sustaining, life-supporting, or implantable devices, and devices not "substantially equivalent" to a device that is already legally marketed.

        Most Class I devices and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from the FDA. Class I and Class II devices that have not been so exempted are eligible for marketing through the 510(k) clearance pathway. By contrast, devices placed in Class III generally require PMA prior to commercial marketing. To obtain 510(k) clearance for a medical device, an applicant must submit a pre-market notification to the FDA demonstrating that the device is "substantially equivalent" to a predicate device legally marketed in the United States. A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and (1) the same technological characteristics, or (2) has different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. A showing of substantial equivalence sometimes, but not always, requires clinical data. Generally, the 510(k) clearance process can exceed 90 days and may extend to a year or more.

        After a device has received 510(k) clearance for a specific intended use, any modification that could significantly affect its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, will require a new 510(k) clearance or (if the device as modified is not substantially equivalent to a legally marketed predicate device) PMA. While the determination as to whether new authorization is needed is initially left to the manufacturer, the FDA may review this determination and evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

        Our coronary eSVS Mesh has been designated a Class III product by the FDA and will be required to go through the PMA process. Other indications of our eSVS Mesh, including peripheral and arteriovenous fistula applications, have not been classified at this time.

        The FDA will require us to file a PMA application with respect to our eSVS Mesh and there is no assurance that PMA will be granted. PMA applications generally require the payment of significant User Fees, and must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA's satisfaction the safety and effectiveness of the device. Small companies are not subject to User Fees for the filing of their first PMA application. A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures.

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

        If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter, or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA letter authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "not approvable" letter. The FDA may also determine that additional clinical trials are necessary, in which case the PMA may be delayed for several months or years while the trials are conducted and the data is later submitted in an amendment to the PMA application. The PMA process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. Even if a PMA application is approved, the FDA may approve the device with an indication that is narrower or more limited than originally sought. The agency can also impose restrictions on the sale, distribution, or use of the device as a condition of approval, or impose post-approval requirements such as continuing evaluation and periodic reporting on the safety, effectiveness and reliability of the device for its intended use.

        New PMA applications or PMA supplements may be required for modifications to the manufacturing process, labeling, device specifications, materials or design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application and may not require as extensive clinical data or the convening of an advisory panel.

        Clinical trials are almost always required to support a PMA application and are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an IDE to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the trial protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites.

        FDA approval of an IDE allows clinical testing to go forward, but does not bind the FDA to accept the results of the trial as sufficient to prove the product's safety and effectiveness, even if the trial meets its intended success criteria. With certain exceptions, changes made to an investigational plan after an IDE is approved must be submitted in an IDE supplement and approved by the FDA (and by governing institutional review boards when appropriate) prior to implementation. All clinical trials must be conducted in accordance with regulations and requirements collectively known as Good Clinical Practice ("GCP"). GCPs include the FDA's IDE regulations, which describe the conduct of clinical trials with medical devices, including the recordkeeping, reporting and monitoring responsibilities of sponsors and investigators, and labeling of investigational devices. They also prohibit promotion, test marketing, or commercialization of an investigational device, and any representation that such a device is safe or effective for the purposes being investigated. GCPs also include the FDA's regulations for institutional review board approval and for protection of human subjects (informed consent), as well as disclosure of financial interests by clinical investigators.

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

  •
  third-party clinical investigators decline to participate in a trial or do not perform a trial on our anticipated schedule or consistent with the clinical trial protocol, investigator agreements, GCPs or other FDA requirements;

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

  •
  production interruptions;

  •
  operating restrictions;

  •
  injunctions; and

  •
  criminal prosecution.

        We and our contract manufacturers, specification developers and suppliers are also required to manufacture our eSVS Mesh in compliance with current Good Manufacturing Practice requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing and record keeping. The FDA enforces the QSR through periodic announced and unannounced inspections that may include the manufacturing facilities of our subcontractors. If the FDA believes that we or any of our contract manufacturers or regulated suppliers is not in compliance with these requirements, it can shut down our manufacturing operations, require recall of our eSVS Mesh, refuse to clear or approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations, or assess civil and criminal penalties against us or our officers or other employees. Any such action by the FDA would have a material adverse effect on our business

  Fraud and Abuse

        Our operations will be directly, or indirectly through our customers, subject to various state and federal fraud and abuse laws, including, without limitation, the FDCA, the federal Anti-Kickback Statute and the False Claims Act, as well as many similar state statutes. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, these laws require us to screen individuals and other companies, suppliers and vendors in order to ensure that they are not "debarred" by the federal government and therefore prohibited from doing business in the healthcare industry. The association or conduct of business with a "debarred" entity could be detrimental to our operations and result in a negative impact on our business.

        The federal Anti-Kickback Statute prohibits persons from soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

        The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false claim to, or the knowing use of false statements to obtain payment from, the federal government. States have also enacted laws modeled after the federal False Claims Act. The False Claims Act allows fines of up to $11,000 per claim plus treble, or triple, damages.

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

        In 2010, Congress enacted a statute commonly known as the Sunshine Act, as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010. The Sunshine Act aims to promote transparency and requires manufacturers of drugs, medical devices, biologicals, and medical supplies covered by Medicare, Medicaid or the Children's Health Insurance Program ("CHIP") to report annually to CMS any payments or other transfers of value made to physicians and teaching hospitals, with limited exceptions. Manufacturers must also disclose to CMS any physician ownership or investment interests. On February 8, 2013, CMS issued a final rule implementing the Sunshine Act. Entities covered by law must begin reporting by March 31, 2014. The first report must address payments and relationships from August 1, 2013 through December 31, 2013. CMS will release data on a public website by September 30, 2014. Failure to comply with the reporting requirement may result in substantial penalties.

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

  •
  Class I devices are low risk, such as stethoscopes, hospital beds and wheelchairs. The manufacturer must produce a technical file, including product test results compared to relevant standards. In addition, manufacturers of sterile products and devices with a measuring function must apply to a Notified Body for certification of the aspects of manufacture relating to sterility or measurement.

  •
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

  •
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

  •
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

        In many countries including the United States, third-party payors consist of both government funded insurance programs and private insurance programs that cover a significant portion of a patient's medical expenses. The trends toward managed healthcare in the U.S. and legislation intended to reduce the cost of government insurance programs will significantly influence the purchase of healthcare services and products, and could result in lower or no reimbursement for our eSVS Mesh. Even before reimbursement may be obtained for our eSVS Mesh in the United States, FDA approval will be required.

        Providers have sought ways to manage costs, such as through the use of group purchasing organizations. It is our belief that the planned economic benefits provided by our eSVS Mesh to physicians and hospitals through lower revascularization costs (PCI and/or CABG) will be viewed by providers and third-party payors as cost-effective. However, there remains uncertainty regarding whether our eSVS Mesh will be viewed positively in a cost-avoidance model so as to warrant adequate coverage and reimbursement levels.

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

  European Union

        Our reimbursement strategy for certain key European markets that we will initially pursue are briefly outlined below:

  •
  France.  Initial sales of our eSVS Mesh in France will be in the private sector. Concurrently, we intend to conduct post-market studies to support the cost effectiveness of the device. These post-market studies will focus on the cost savings of decreased revascularization procedures versus the cost of the device in order to justify device cost. We expect that our distributors, on our behalf, will then submit this analysis to the French reimbursement evaluation committee to list our eSVS Mesh on the reimbursement list applicable to France.

  •
  Germany.  In advance of, or while awaiting a Diagnosis-Related Group ("DRG") code, a company can apply for a "Neue Untersuchungs und Behandlungsmethode" ("NUB"). This NUB allows payment for a new device or technology during the period in which the device or technology is used prior to placement into a DRG. The German reimbursement authority reviews NUB applications annually, publishing its decisions before March of each calendar year. Our most recent application was reviewed and denied with our eSVS Mesh technology being categorized as "not meeting the requirements for NUB reimbursement." While approval of the NUB would have allowed for specific German hospitals to apply for eSVS Mesh reimbursement, we believe that customers interested in purchasing the eSVS Mesh can still do so by securing internal funding from discretionary budgets within the hospital. We have also submitted an application for an "OPS" code which, if issued, could allow the German health system to track usage of the eSVS Mesh during CABG procedures. We are also working with German reimbursement consultants and hospitals in Germany to obtain coverage for our eSVS Mesh under a new or existing reimbursement code.

  •
  Italy.  Initially, we expect that our distributors will sell our eSVS Mesh in the private sector in Italy and concurrently attempt to fit our eSVS Mesh into an existing DRG code. If this is not effective in gaining public reimbursement, we expect that our distributors, on our behalf, may apply for a new DRG for our eSVS Mesh, utilizing the post-market study cost effectiveness data.

  •
  Spain.  Initially, we expect that our distributors will sell our eSVS Mesh in the private sector in Spain and concurrently attempt to fit our eSVS Mesh into an existing DRG code. If this is not effective in gaining public reimbursement, we expect that our distributors, on our behalf, may apply for a new DRG for our eSVS Mesh, utilizing post-market study cost effectiveness data.

  •
  United Kingdom.  Initially, we expect that our distributors will sell our eSVS Mesh in the private sector in the UK, then attempt to fit our eSVS Mesh into an existing DRG code. If this is not effective in gaining public reimbursement, we expect that our distributors, on our behalf, may apply for a new DRG for our eSVS Mesh, utilizing post-market study cost effectiveness data.

  •
  Switzerland.  Initially, we expect that our distributors will sell our eSVS Mesh in the private sector in Switzerland and concurrently attempt to fit our eSVS Mesh into an existing DRG code. If this is not effective in gaining public reimbursement, we expect that our distributors, on our behalf, may apply for a new DRG for our eSVS Mesh, utilizing post-market study cost effectiveness.

  United States

        In the United States, governmental and private sector payors have instituted initiatives to limit the growth of healthcare costs, using, for example, price regulation or controls and competitive pricing programs. Some third-party payors require pre-approval of coverage for new or innovative devices or therapies before they will reimburse healthcare providers who use such devices or therapies.

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

        We were founded on May 1, 2007 and to date we have engaged primarily in development of and initial clinical trials of our external saphenous vein support system, or eSVS Mesh. Accordingly, we have limited operating history on which to base an evaluation of our business and prospects. As of December 31, 2012, we had an accumulated deficit of $29.9 million. We have incurred net losses in each year since our inception, and we expect to continue to incur operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Because of the numerous risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated sufficient product revenues to fund our operations and we have financed our operations and internal growth primarily through public offerings completed in December 2012 and February 2011 and private placements of equity securities and convertible promissory notes. Our prospects must be considered in light of the significant risks, expenses, and difficulties frequently encountered by medical device companies in their early stage of development. We may not be successful in addressing the risks we will encounter, and our failure to do so would likely harm our business and our ability to continue to operate.

The results of our initial human trial were inconclusive with respect to the efficacy of our eSVS Mesh and if we are unable to conclusively demonstrate the efficacy of our eSVS Mesh through additional human trials, we may be unable to commercialize our eSVS Mesh in the United States or other major markets or may experience significant delays in doing so.

        Our time and financial resources since our inception have largely been devoted to the development of our eSVS Mesh. We have only completed one human clinical trial of 90 patients for our eSVS Mesh, which was conducted outside of the United States. The safety data from this trial has indicated that our eSVS Mesh and implant procedure do not result in an increase in patient complications during or in the 30 days after surgery. However, the effectiveness data from the trial is inconclusive primarily due to two complicating factors. First, one of the centers participating in the trial used implant methods incompatible with our eSVS Mesh. Second, the amount of reduction in the diameter of the saphenous vein grafts, or downsizing, prescribed in our instructions for use and sizing tool was too aggressive, resulting in a higher than anticipated closure rate in saphenous vein grafts ("SVG") utilizing our eSVS Mesh, particularly when our smallest device, 3.0 millimeters, was used. As a result, based on angiographic studies nine to 12 months following surgery, 49% (36 of 73) of the eSVS Mesh vessels were patent, or open, and 81% (59 of 73) of the untreated vessels were patent.

        We are currently conducting a feasibility trial in the United States and Europe. This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG Surgery and is titled the "eMESH I" trial. The objective of this trial is to demonstrate the initial safety and performance of our eSVS Mesh for use as an external SVG support device during coronary artery bypass procedures. We expect to enroll up to 120 patients at eight European and four U.S. sites and further expect to use the data from this study as the basis for the filing of a request for an investigational device exemption ("IDE") to perform a pivotal trial in the United States and Europe. Enrollments in this trial commenced in late August 2012 at the Bern University Hospital, Bern, Switzerland and in February 2013 at the Northeast Georgia Medical Center in Gainesville, Georgia. The primary safety endpoint is the 30 day rate of MACE, defined as the rate of the composite of total mortality, myocardial infarction (heart attack), and/or coronary target vessel revascularization (percutaneous coronary intervention or CABG) within 30 days of the procedure. The primary efficacy endpoint is the angiographic patency rate of the enrolled grafts, where patency is defined as less than 75% stenosis, or blockage, of the SVG at six months after surgery. We are currently working through the internal review and approval process with a number of leading cardiac centers in Europe and the United States to expand the total number of research sites to 12.

        If we are unable to demonstrate with human clinical data that our eSVS Mesh is safe and improves the long term patency of saphenous vein grafts as compared to traditional CABG surgery, we may be unable to obtain regulatory approval for, or successfully commercialize, our eSVS Mesh in the United States or in other countries which require us to first obtain FDA approval. We have no other products ready for clinical testing or commercialization; therefore, our ability to remain in business would be doubtful if our eSVS Mesh is not proven to be safe and effective.

Our data from our clinical trials may not be sufficient for us to proceed with our planned filing of our pre-market applications for regulatory approvals in the United States or other major markets, which could delay or curtail our ability to commercialize our eSVS Mesh.

        If the data from our eMESH I clinical feasibility trial is not adequate, we may not proceed with our planned filing of our pre-market applications for regulatory approvals in the United States or other major markets in which the application is dependent upon us having received regulatory approval from the United States, or we may be forced to delay these filings. Even if we file an application for approval with favorable clinical data, the FDA or foreign regulatory authorities may not accept our filing, or may request additional information, including data from additional clinical trials.

Even if we receive regulatory approval, our eSVS Mesh may only be approved for very limited purposes with many restrictions on its use. Such restrictions would limit our ability to successfully commercialize our eSVS Mesh and our ability to generate revenue would be significantly impaired.

        The FDA or foreign regulatory authorities may only approve our eSVS Mesh for very limited purposes with many restrictions on its use or in limited sizes, delay approvals or ultimately may not grant marketing approval for our eSVS Mesh. Although we have obtained CE Mark approval in Europe, and even if we do receive FDA or additional foreign regulatory approval, we may be unable to successfully commercialize our eSVS Mesh in Europe, the United States or other major markets, and our ability to generate revenue would be significantly impaired.

If we are unable to commercialize our eSVS Mesh in the United States or other major markets or experience significant delays in doing so, our ability to generate revenue will be significantly delayed and our business will be harmed.

        If we are unable to demonstrate with human clinical data that our eSVS Mesh is safe and improves the long-term patency of SVGs as compared to traditional CABG surgery, we will be unable to obtain regulatory approval for, or successfully commercialize, our eSVS Mesh. We have no other products ready for clinical testing or commercialization; therefore, our ability to remain in business would be doubtful if our eSVS Mesh is not proven to be safe and effective.

Our success depends on the coronary bypass graft market and the superior outcomes of coronary bypass surgery over competitive procedures, and such superior outcomes may not continue.

        Physicians treat coronary artery disease with methods other than CABG procedures, including interventional techniques such as balloon angioplasty, with or without the use of stents, pharmaceuticals, atherectomy catheters, and lasers. Several of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances may result in improvements in these alternative treatments or new therapies that produce superior treatment outcomes as compared to CABG surgery. The medical device industry is highly competitive and subject to rapid and profound technological change. Our success depends, in part, upon physicians continuing to perform a significant number of CABG procedures and our ability to achieve and maintain a competitive position in the development of technologies and products in the coronary artery bypass field. If physicians, patients, or hospitals opt to use methods other than CABG or to use our competitors' products, our commercial opportunity will be reduced and our potential revenues will suffer.

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

We expect to face intense competition and the risk of obsolescence if our competitors develop products superior to our eSVS Mesh.

        We face competition from established medical technology, pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions in the United States and abroad. Companies that have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than us may be working on products similar to our eSVS Mesh. Our eSVS Mesh may not replace current surgical techniques and other products or techniques may render our eSVS Mesh obsolete.

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

The market for our eSVS Mesh is rapidly changing and competitive, and new treatments which may be developed by others could impair our ability to maintain and grow our business and remain competitive.

        The industry in which we operate has undergone, and is expected to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technical advances are made. Our competitors may develop and commercialize medical devices that are safer or more effective, have fewer side effects or are less expensive than coronary artery bypass surgery. For example, we are aware of companies that are developing various other less invasive technologies for treating cardiovascular disease which could render our technology obsolete. We also compete in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials. All of these factors could impair our ability to maintain our technology.

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

  •
  an inability to obtain adequate supplies in a timely manner or on commercially acceptable terms;

  •
  difficulty locating and qualifying alternative suppliers for our sole-source supplies;

  •
  delays in production and sales caused by switching components, which may require product redesign and new regulatory submissions;

  •
  delays due to evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications;

  •
  non-timely delivery of components due to our suppliers manufacturing products for a range of customers; and

  •
  an inability of suppliers to fulfill orders and meet requirements because of supplier financial hardships.

        Other than existing, unfulfilled purchase orders, our suppliers have no contractual obligations to supply us with, and we are not contractually obligated to purchase from them, any of our supplies. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components used in our eSVS Mesh would limit our ability to manufacture our eSVS Mesh and could have a material adverse effect on our business, financial condition and results of operations. If we lost one of our suppliers and were unable to obtain an alternate source in a timely basis or on terms acceptable to us, our production schedules could be delayed, our margins could be negatively impacted, and we could fail to meet our customers' demand. Our customers will rely upon our ability to meet committed delivery dates and any disruption in the supply of key components would adversely affect our ability to meet these dates and could result in legal action by our customers, cause us to lose customers or harm our ability to attract new customers, any of which could decrease our revenue and negatively impact our growth. In addition, to the extent that our suppliers use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable materials or components from alternative sources.

        Manufacturing operations are often faced with a supplier's decision to discontinue manufacturing a component, which may force us to make last time purchases, qualify a substitute part, or make a design change which may divert engineering time away from the development of new products.

We may experience future manufacturing difficulties, and our clinical trials and our commercialization could be delayed by quality control issues in our supply and manufacturing processes.

        Any difficulties in locating and hiring material manufacturers or in the ability of manufacturers to supply materials at the times and in the quantities we need, and at prices that allow us to compete, could have a material adverse effect on our business. Therefore, even if we are able to contract with manufacturers for key materials or supplies, we may experience future manufacturing difficulties.

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

We operate in foreign jurisdictions which exposes us to international business risks.

        As part of our product development and regulatory strategy, we intend to continue to market our eSVS Mesh internationally. There are a number of risks associated with conducting business internationally, including:

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

        Our success in international markets depends upon the eligibility of reimbursement for our eSVS Mesh through government-sponsored healthcare payment systems and third-party payors. Reimbursement and healthcare payment systems in international markets vary significantly by country and, within some countries, by region. In many international markets, payment systems may control reimbursement for procedures performed using new products as well as procurement of these products. As an example, we were recently denied government-sponsored supplemental reimbursement in Germany for our eSVS Mesh for calendar year 2013. In addition, as economies of emerging markets develop, these countries may implement changes in their healthcare delivery and payment systems. Furthermore, healthcare cost containment efforts similar to those underway in the United States are prevalent in many of the other countries in which we intend to sell our eSVS Mesh and these efforts are expected to continue. Market acceptance of our eSVS Mesh in a particular country may depend on the availability and level of reimbursement in that country. In the event that our customers are unable to obtain adequate reimbursement for our eSVS Mesh in international markets in which we are seeking to sell our eSVS Mesh, market acceptance of our eSVS Mesh would be adversely affected.

        In the United States, our eSVS Mesh would be purchased primarily by medical institutions, which would then bill various third-party payors, such as the Centers for Medicare & Medicaid Services ("CMS") which administers the Medicare program, and other government programs and private insurance plans, for the healthcare services provided to their patients. The process involved in applying for coverage and incremental reimbursement from CMS is lengthy and expensive. Even if our eSVS Mesh receives FDA and other regulatory approval, it may not be granted coverage and reimbursement in the foreseeable future, if at all. Moreover, many private payors look to CMS in setting their reimbursement policies and amounts. If CMS or other agencies limit coverage or decrease or limit reimbursement payments for doctors and hospitals, this may affect coverage and reimbursement determinations by many private payors.

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

        We expect to expand our sales support and marketing staff, and administrative and financial resources to meet anticipated growth in demand for our eSVS Mesh. We may face difficulties in recruiting, training, managing and retaining an adequate number of qualified personnel to support this growth. Expansion in personnel may mean that less experienced people could be providing clinical and sales and marketing support for our eSVS Mesh, and managing our administrative and financial functions, which could result in unanticipated costs and disruptions to our operations. If we cannot scale and manage our business appropriately, our anticipated growth may be impaired and our financial results will suffer.

We anticipate future losses and may require additional financing, and our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our product development programs or commercialization efforts.

        We expect to incur losses for the foreseeable future, and we may require future financing in order to satisfy our capital requirements. In particular, we may require additional capital in order to continue to conduct the research and development and obtain regulatory clearances and approvals necessary to bring any future products to market and to establish effective marketing and sales capabilities for existing or future products. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may terminate or delay the development of our eSVS Mesh, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our eSVS Mesh. If we terminate the commercialization of our eSVS Mesh, Medtronic may cause the core intellectual property and patent rights related to our eSVS Mesh to revert to Medtronic.

        Our future capital requirements will depend on many factors, including:

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

Becoming a public company has caused us to incur increased costs, places additional demands on our management and diverts management's attention from our core business.

        The obligations of being a public company, including substantial public reporting and auditing obligations, require significant additional expenditures, place additional demands on our management and divert management's time and attention away from our core business. These additional obligations may require us to hire additional personnel in order to ensure compliance with the regulatory requirements of the Securities and Exchange Commission and the NASDAQ Capital Market. We are required to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are now applicable to us as a public company. If we fail to staff our accounting and finance function adequately or maintain internal controls adequate to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results accurately or in a timely manner and our business and stock price may suffer. The costs of being a public company, as well as diversion of management's time and attention, may harm our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

Our competitive position is contingent upon the protection of our intellectual property.

        As of March 1, 2013, we had nine issued patents covering the eSVS Mesh: five issued in the United States and one each issued in Japan, Europe, Canada and South Africa. The European patent has been validated and is enforceable in eight European countries. In addition, we have three patent applications pending in the United States, and eight patent applications pending in countries outside the U.S. covering various aspects of our eSVS Mesh.

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

        Because we operate in the highly technical field of medical technology development, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with all of our employees, consultants and corporate partners to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties any confidential information developed by the party or made known to the party by us during the course of the party's relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

Claims of infringement or misappropriation of the intellectual property rights of others could prohibit us from protecting our rights to, or use and commercialization of, our eSVS Mesh, which could harm our business.

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

Obtaining and maintaining our patent protection depends upon compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

        The U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

        As is common in the medical device industry, we employ individuals who were previously employed at other medical device companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

If the core intellectual property relating to our eSVS Mesh reverts to Medtronic, our business will be adversely affected.

        The core intellectual property relating to our eSVS Mesh, which constitutes most of our issued patents and our pending patent applications, was sold to us by Medtronic pursuant to an Assignment and License Agreement dated October 9, 2007. If we become insolvent, make an assignment for the benefit of creditors, go into liquidation or receivership or otherwise lose legal control of our business, all technology sold to us pursuant to our agreement with Medtronic, including the core intellectual property and patent rights related to our eSVS Mesh, may revert to Medtronic, upon notice by Medtronic. In addition, if we determine to cease commercializing our eSVS Mesh, Medtronic may cause the core intellectual property and patent rights related to our eSVS Mesh to revert to Medtronic. A dispute over the circumstances under which the core intellectual property rights revert to Medtronic could be expensive and time consuming, and any reversion of these rights to Medtronic would adversely affect our business.

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

        The FDA will require us to file a Pre-Market Approval, or PMA, application with regard to our eSVS Mesh, and there is no assurance whatsoever that approval will be obtained. Even if approval is obtained, the process of obtaining a PMA is expensive, uncertain and lengthy, frequently requiring several years to complete. Changing FDA policies and requirements for PMA products may add additional uncertainty. Significant delay or failure to obtain FDA approval to market our eSVS Mesh would harm our business.

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

        If the FDA approves an IDE application to conduct a pivotal trial, the clinical study we conduct may have unanticipated complications and delays and may be more costly than we currently anticipate. The FDA may approve our IDE application with conditions relating to the scope or design of our clinical trials for which we have not planned. These conditions may require us to collect additional data, enroll more patients, spend more time and expend more resources than we currently anticipate, and these conditions may make a clinical trial in the United States more costly and time consuming than we currently plan. Any unanticipated costs and length of U.S. clinical trials would delay our ability to market our eSVS Mesh in the United States, which would harm our business.

        If the FDA does not approve our IDE application, we would be unable to conduct a pivotal trial of our eSVS Mesh in the United States. If we are unable to conduct a pivotal trial in the United States, we would not be able to submit a PMA application and we would be unable to market our eSVS Mesh in the United States, which would have an adverse effect on our business.

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

        Our revenues will initially be dependent upon sales of our eSVS Mesh outside the United States. Foreign regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. We will rely heavily upon independent foreign distributors to comply with such foreign regulatory requirements. Our inability or failure, or the inability or failure of such foreign distributors, to comply with varying foreign regulation or the imposition of new regulations could restrict the sale of our eSVS Mesh internationally and thereby harm our business.

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

        We are subject to a variety of state and local regulations relating to the use, handling, storage, disposal and human exposure to hazardous and toxic materials. We currently generate small quantities of waste alcohol and acids, classifying us as a Very Small Quantity Generator with the Minnesota Pollution Control Agency, which requires us to comply with county and state registration requirements. We expect that compliance costs will be less than $5,000 for 2013. However, environmental laws could become more stringent over time, and we may increase the use of hazardous materials in our operations in the future, which could impose greater compliance costs on us and increase the risks and penalties associated with violations, any of which could harm our business. Compliance with future environmental and safety laws and regulations could restrict our ability to expand our facilities, impair our research, development or production efforts, or require us to incur other significant expenses. We could incur costs, fines and civil and criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, accident, equipment failure or other causes.

U.S. healthcare reform legislation includes provisions that may adversely affect our business and results of operations.

        As the 2010 U.S. healthcare law continues to be phased in, we believe the law may have an impact on various aspects of our business operations. The law's Medicare payment reforms, such as accountable care organizations and bundled payments, may provide incentives for healthcare providers to reduce spending on our eSVS Mesh and reduce utilization of hospital procedures that use our eSVS Mesh if and when our eSVS Mesh receives FDA approval. Accordingly, while it is still too early to fully understand and predict the ultimate impact of the law on our business, ongoing implementation of this legislation could have a material adverse effect on our results of operations and cash flows.

Risks Related to Our Common Stock

Prior to our initial public offering, there had not been a public market for our common stock and our stock price may be volatile and decrease significantly in the future.

        Prior to our initial public offering in February 2011, there had not been a public market for our common stock. We cannot predict the extent to which investors' interests will lead to an active trading market for our common stock or whether the market price of our common stock will be volatile in the future. If an active trading market does not develop or is not sustained, investors may have difficulty selling any of our common stock. In addition to the risk factors discussed elsewhere in this section, the following factors, many of which are outside of our control, could cause the market price of our common stock to decrease significantly in the future:

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

Each of these factors, among others, could cause the market price of our stock to decline significantly in the future.

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

        If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. We may file registration statements with the SEC covering shares available for future issuance under our stock incentive plan or other shares sold by us or our stockholders. The market price of shares of our common stock may decrease significantly when the restrictions on resale by our existing stockholders lapse and our stockholders, warrant holders and option holders are able to sell shares of our common stock into the market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and our ability to grow our business in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Cash and Cash Equivalents" below for more information.

If we fail to satisfy applicable listing standards, including maintenance of a minimum bid price of $1.00 per share, our common stock may be delisted from the NASDAQ Capital Market.

        Our common stock is currently traded on the Nasdaq Capital Market. The Nasdaq Capital Market imposes, among other requirements, listing maintenance standards including a minimum bid price per share. On February 6, 2013, we received a notification letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC ("NASDAQ") notifying us that we are not in compliance with the Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule") because the closing bid price per share of our common stock had been below $1.00 per share for 30 consecutive trading days prior to the notification letter. On March 14, 2013, we received a notification letter from the NASDAQ indicating that we had regained compliance with the Bid Price Rule because our common stock had maintained a closing bid price of $1.00 per share or more for 10 consecutive trading days. However, there are no assurances that our closing bid price will maintain compliance with the Bid Price Rule and our common stock may be delisted from The Nasdaq Capital Market.

        If our common stock were delisted from The NASDAQ Capital Market, the delisting could lead to a number of negative implications, including reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing.

Our directors, executive officers and significant stockholders have substantial control over us and could limit stockholders' ability to influence the outcome of key transactions, including changes of control.

        As of March 1, 2013, our directors and executive officers and their affiliated entities beneficially own 20.7% of our outstanding common stock. In addition, Kips Bay Investments, LLC beneficially owns 25.3% and Mr. Villafaña, our Chairman and Chief Executive Officer, beneficially owns 19.6% of our outstanding common stock, and together are able to control or influence significantly all matters requiring approval by our stockholders. Our directors, executive officers, significant stockholders and affiliated entities, if acting together, are able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from other stockholders, and they may vote in a way with which other stockholders disagree and that may be adverse to the interests of other stockholders. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease approximately 5,000 square feet of office, laboratory, manufacturing and warehouse space at 3405 Annapolis Lane North, Suite 200, Minneapolis, Minnesota. The term of this lease originally ran from October 1, 2007 through September 30, 2010. In June 2010, we executed an amendment to our lease that extended the lease term through September 30, 2011. In May 2011, we executed a second amendment to our lease that extended the lease term through September 30, 2014. Under the terms of the second amendment, our base rent was reduced to the current market rate effective October 1, 2011, with scheduled increases of approximately 2.5% on October 1, 2012 and 2013. Our corporate offices, research and development facilities, prototype development, manufacturing, warehousing, and shipping facilities are located at this facility.

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

Item 4.    Mine Safety Disclosures

        None.

Executive Officers of the Registrant

        The name, age and position of each of our executive officers as of the date of this annual report are as follows:

Name	Age	Position
Manny Villafaña	72	Chairman of the Board and Chief Executive Officer
Scott Kellen	47	Chief Operating Officer, Chief Financial Officer and Secretary
Randall LaBounty	50	Vice President of Regulatory and Clinical Affairs
Michael Reinhardt	54	Vice President of Sales and Marketing

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

        Scott Kellen joined us as Chief Financial Officer, Vice President of Finance, and Secretary in February 2010, and became our Chief Operating Officer in March 2012. Mr. Kellen served as Director of Finance from 2007 to 2009 and Chief Financial Officer from February 1, 2009 to May 1, 2009 for Transoma Medical, Inc., including during the preparation of its proposed initial public offering, which was withdrawn in February 2008 due to deteriorated market conditions. From 2005 to 2007, Mr. Kellen served as the Corporate Controller for ev3 Inc. during the company's initial public offering and during additional follow-on offerings. From 2003 to 2005, Mr. Kellen served as Senior Audit Manager of Deloitte & Touche, LLP (now Deloitte LLP), providing auditing and consulting services to mid-size public companies. Mr. Kellen has spent more than 15 years in the medical device industry, serving early stage and growth companies that produced Class II and Class III devices. Mr. Kellen began his career with Deloitte & Touche in 1987. Mr. Kellen received a Bachelor of Science degree In Business Administration from the University of South Dakota and is a Certified Public Accountant, inactive.

        Randall LaBounty joined us in May 2011 as our Vice President of Regulatory and Clinical Affairs. Mr. LaBounty has over 20 years of experience in medical device research with 16 years of experience in cardiovascular medical devices. Prior to joining Kips Bay Medical, Mr. LaBounty served as Vice President of Clinical Research at Osprey Medical, Inc., a company focused on preventing contrast-induced chronic kidney diseases in patients, from 2010 to 2011 and Vice President of Clinical and Regulatory Affairs at Lumen Biomedical, Inc. from 2005 to 2010. He has also held director-level positions at Atritech, Inc., ev3, Inc. and IntraTherapeutics, Inc. Mr. LaBounty has extensive experience with Class II and Class III medical products. He has been involved in all phases of the medical device approval process including the development of clinical and regulatory strategies, clinical trial execution, obtaining FDA IDEs, PMAs and 510(k) submissions. Internationally, he has successfully brought medical devices from initial clinical trials through to CE Mark approval. Mr. LaBounty has a Master of Science degree in Biostatistics and Bachelor of Science degree in Genetics and Cell Biology from the University of Minnesota.

        Michael Reinhart joined us in May 2011 as our Vice President of Sales & Marketing. He has nearly 25 years of experience in the medical device industry. From 2009 to 2010, Mr. Reinhart served as Vice President of Global Marketing for ATS Medical Inc. which was focused on cardiac surgery and engaged in the development and commercialization of prosthetic heart valves, valvular repair devices and cryoablation products. ATS Medical was purchased in August, 2010 by Medtronic, Inc. From 2007 to 2009, Mr. Reinhardt served as an independent consultant providing strategic and operational planning and execution services to the medical device industry. Prior to 2007, Mr. Reinhardt had held several senior management level positions at companies including; St Jude Medical's Cardiac Surgery Division; C.R. Bard's Electrophysiology Division; Boston Scientific's Scimed Division; and Ethicon Endosurgery. He also has considerable International experience having worked extensively in the European and Asian markets. He has a broad spectrum of experience including working in the fields of general surgery, laparoscopic surgery, interventional cardiology, electrophysiology and cardiothoracic surgery. Mr. Reinhardt holds a B.A. in Marketing from Ohio University and a M.B.A. from Baruch College in New York, New York.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock began trading on the NASDAQ Global Market on February 11, 2011 under the symbol "KIPS" in connection with our initial public offering, and currently trades on the NASDAQ Capital Market.

        As of March 22, 2013, there were 64 registered holders of our common stock.

Sale Price Information

        The following table reflects high and low sales price information for our common stock for each fiscal quarter in fiscal years 2011 and 2012, as reported on the NASDAQ Global Market or NASDAQ Capital Market, as applicable.

(Per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012 High	$1.80	$1.73	$2.28	$1.88
2012 Low	1.19	0.74	0.61	0.58
2011 High	$8.37	$6.37	$3.53	$1.94
2011 Low	5.71	2.85	1.06	1.00

Dividends

        We have never paid cash dividends on any of our securities. We currently intend to retain any earnings for use in operations and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Equity Securities

        None.

Purchases of Equity Securities by the Company

        None.

Use of Proceeds

        We completed our initial public offering of shares of common stock (the "Offering") during the first quarter of our 2011 fiscal year. The effective date of our registration statement relating to the Offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-165940), was February 10, 2011. A total of 2,062,500 shares of our common stock were registered and sold in the Offering. We also granted to Rodman & Renshaw, LLC, the lead underwriter in the Offering ("Rodman"), a warrant to purchase 103,125 shares of our common stock which became exercisable at a price of $10.00 per share on February 10, 2012 and expires on February 10, 2016.

        The aggregate offering price of our securities sold was $16.5 million. The aggregate underwriting discount for shares sold in the offering was $1.2 million, none of which was paid to our affiliates. We incurred approximately $1.7 million of offering costs in connection with the Offering, including a non-accountable expense allowance to Rodman of $165,000. We received net proceeds from this Offering of approximately $13.6 million.

        Through December 31, 2012, we have used $5.0 million of the net proceeds to fund the first milestone payment payable for the acquisition of certain intellectual property rights to our eSVS Mesh. We intend to use the remaining net proceeds from the Offering to fund the process of seeking regulatory approval to market our eSVS Mesh in the United States which includes human clinical trials; expand regulatory approval abroad; fund the development and testing of additional applications of our eSVS Mesh; and for working capital and general corporate purposes, including commercialization activities for our eSVS Mesh in select European and other international markets. Pending the uses described above, we have invested the remaining net proceeds in a variety of short-term, interest-bearing, investment grade securities.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statements of Comprehensive Income Data:
Net sales	$226	$252	$223	$—	$—
Cost of sales	(98)	(91)	(77)	—	—

Gross profit	128	161	146	—	—
Operating expenses:
Research and development	2,483	1,675	2,521	3,004	2,635
Selling, general and administrative	3,167	2,755	1,326	779	754
Milestone expense	—	—	5,000	—	—

Operating loss	(5,522)	(4,269)	(8,701)	(3,783)	(3,389)
Interest income	15	19	12	17	52
Interest expense	—	—	(1)	(181)	(390)
Realized gain on sale of short-term investments	—	—	46	—	—
Impairment of available for sale securities	—	—	—	—	(85)
Change in fair value of investor stock purchase option	—	—	(2,290)	610	—

Net loss before income taxes	(5,507)	(4,250)	(10,934)	(3,337)	(3,812)
Provision for income tax benefit	—	—	42	—	—
Net loss attributable to common stockholders	$(5,507)	$(4,250)	$(10,892)	$(3,337)	$(3,812)

Basic and diluted net loss per share	$(0.34)	$(0.27)	$(0.81)	$(0.30)	$(0.62)

Weighted average common shares outstanding—basic and diluted	16,402,363	15,557,969	13,431,661	11,069,342	6,100,767

	(In thousands, except share and per share amounts				)

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$10,350	$9,168	$3,784	$3,417	$1,124
Working capital	10,611	9,940	(18)	2,226	607
Total assets	11,856	10,667	6,172	3,740	1,452
Long-term debt, net	—	—	—	—	2,862
Total stockholders' equity (deficit)	$11,068	$10,407	$448	$2,512	$(2,016)
	(in thousands					)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

        Kips Bay Medical, Inc. ("we", "us", "our" or the "Company") was incorporated in the state of Delaware on May 1, 2007. We are a medical device company focused on manufacturing and commercializing our external saphenous vein support technology, or eSVS Mesh, for use in coronary artery bypass grafting ("CABG") surgery. Our eSVS Mesh is a nitinol mesh sleeve that, when placed on the outside of a saphenous vein graft during CABG surgery, is designed to improve the structural characteristics and long-term performance of the saphenous vein graft. CABG surgery is one of the most commonly performed cardiac surgeries in the United States. In CABG procedures, surgeons harvest blood vessels, including the internal mammary artery from the chest wall and the saphenous vein from the leg, and attach the harvested vessels to the heart in order to bypass, or provide blood flow around, blocked coronary arteries. We believe the use of our eSVS Mesh with saphenous vein grafts in CABG surgery will improve the long-term outcome of CABG procedures, including improved openness, or patency, and improved blood flow characteristics through the saphenous vein graft, resulting in a reduced need for costly and potentially complicated reoperations or revascularization procedures.

        We received authorization to apply the CE Mark to our eSVS Mesh in May 2010 and we began marketing and commenced shipments in select international markets in June 2010. Our eSVS Mesh is a novel product and we are not aware of the establishment of any specific or supplemental reimbursements for our eSVS Mesh. Given the budgetary pressures in Europe, our sales to date have been limited.

        We are currently conducting a feasibility trial for the U.S Food and Drug Administration ("FDA"). This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG Surgery and is titled the eMESH I study. The objective of this study is to demonstrate the initial safety and performance of the eSVS Mesh for use as an external saphenous vein graft ("SVG") support device during CABG surgery. The Company expects to enroll up to 120 patients at eight European and four U.S. sites and further expects to use the data from this study as the basis for the filing of a request for an investigational device exemption ("IDE") to perform a larger pivotal study which is required to demonstrate clinical effectiveness and support a request for approval to sell our eSVS Mesh in the United States. Enrollments in this trial commenced in late August 2012 at the Bern University Hospital, Bern, Switzerland and in February 2013 at the Northeast Georgia Medical Center in Gainesville, Georgia. The primary safety endpoint is the 30 day rate of MACE, defined as the rate of the composite of total mortality, myocardial infarction (heart attack), and/or coronary target vessel revascularization (percutaneous coronary intervention or CABG) within 30 days of the procedure. The eSVS Mesh performance will be evaluated based upon the angiographic patency rate of the enrolled grafts, where patency is defined as less than 50% stenosis, or blockage, of the SVG at six months after surgery. We are currently working through the internal review and approval process with a number of leading cardiac centers in Europe and the United States to expand the total number of research sites to 12. As of March 1, 2013, six sites have received ethics committee approval and are actively recruiting patients for this study.

        On November 8, 2012, we announced that the U.S. FDA had approved with conditions our IDE to include four U.S. study sites in the eMESH I clinical feasibility trial of our eSVS Mesh. In its approval, the FDA also indicated that it was allowing a staged enrollment within the United States starting with five patients. In January 2013 the FDA expanded their approval to allow for 15 patients. We are required to provide six-month follow-up angiogram data for five U.S. patients or, alternatively, a combination of 10 patients from inside and outside the United States, for the FDA to review. If the FDA determines that these angiograms are acceptable, we expect to receive the approval from the FDA to enroll the remaining 35 U.S. patients initially requested by us.

        On March 7, 2013, in response to additional information we provided to the FDA, the FDA notified us that we had satisfactorily addressed the conditions indicated by the FDA in the their November 8, 2012 approval noted above.

        Upon completion of this study, we expect to request an IDE for a pivotal study in the U.S. However, we could be delayed by adverse clinical results or regulatory complications, and we may never receive an IDE for a pivotal study or U.S. marketing approval.

        In December 2012, we completed a public offering of 10,000,000 shares of our common stock at a purchase price of $0.65 per share. All shares sold in this offering were newly issued by the Company. Gross proceeds from this offering were $6.5 million. After deducting the underwriting commissions and other expenses, we realized net proceeds of approximately $5.4 million. As additional consideration for this transaction, we issued options to purchase 500,000 shares of our common stock to the underwriter and its designees. These options have a five year term, an exercise price of $0.8125 per share or 125% of the purchase price of shares sold in this public offering, and become exercisable on December 21, 2013, one year after the effective date of this public offering. On January 28, 2013, we issued an additional 475,000 shares to the underwriter at a purchase price of $0.65 per share pursuant to the underwriter's partial exercise of its over-allotment option from this public offering.

        As of December 31, 2012, we had an accumulated deficit of $29.9 million. We expect our losses to continue as we pursue commercialization of and further regulatory approvals for our eSVS Mesh. Prior to completing our initial public offering ("IPO") in February 2011, we had financed our operations primarily through the private placement of convertible debt and equity securities.

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

  •
  The willingness of qualified distributors to agree to sell our eSVS Mesh in each of the markets in which we are approved. We have identified a number of independent distributors to conduct sales in Europe, and we have entered into agreements for distribution in Switzerland, Italy, Germany, France, Spain, Belgium, the Netherlands, Luxembourg and the United Kingdom. We have also entered into an agreement with an independent distributor to conduct sales in the United Arab Emirates. We may not be able to enter into additional distribution agreements on favorable terms or in a timely manner, which may harm our operating results.

  •
  Our ability to negotiate satisfactory pricing with qualified distributors. If we are unable to negotiate satisfactory pricing with qualified distributors in connection with their engagement, our revenues and gross margins may be harmed.

  •
  The pace at which we can train sales representatives of qualified distributors. We believe we have engaged and we intend to further engage distributors that have experienced sales representatives who we expect to be able to train cardiac surgeons on the advantages and features of our eSVS Mesh in a timely manner. In addition, our clinical trial experience has shown that training of cardiac surgeons can occur in a short period of time, normally less than two days, but may take longer. If we are unable to train cardiac surgeons in a timely manner, our operating results may be harmed.

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

  •
  the duration of patient follow-up.

        Our reported expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple clinical trial sites and by contract research organizations ("CROs") which provide support to us in the conduct of the clinical trials. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. Expenses related to clinical trials generally are accrued based on contracted amounts and the achievement of milestones, such as number of patients enrolled. If timelines or contracts are modified based upon changes to the clinical trial design or scope of work to be performed, we modify our estimates of accrued expenses accordingly.

  Selling, General and Administrative Expenses

        Our selling, general and administrative expenses consist primarily of salaries and benefits and other costs, including stock-based compensation, for our executive and administrative personnel; legal and other professional fees; travel, sales and marketing costs; insurance and other corporate costs. We have incurred a significant increase in selling general and administrative expenses as a result of becoming a public company in February 2011. These increases have included increased costs for insurance, costs related to quarterly, annual and other periodic filings with the SEC and payments to outside consultants, lawyers and accountants. We have also incurred significant costs to comply with the corporate governance, internal controls and similar requirements applicable to public companies.

  Milestone Expense

        As consideration for the purchase of the core intellectual property relating to our eSVS Mesh, we have agreed to pay Medtronic an aggregate of up to $15.0 million upon the achievement of certain sales milestones. The milestones and related payments consist of $5.0 million due on the one-year anniversary of the first commercial sale of our eSVS Mesh, $5.0 million due when our cumulative net sales reach $15.0 million and $5.0 million due when our cumulative net sales reach $40.0 million. We recorded our first commercial sale in June 2010 and accrued an expense for the first milestone obligation at that time. This milestone was paid in June 2011.

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

  Research and Development Expenses

        We expense research and development costs, including clinical trial costs, when incurred, consistent with the guidance of ASC 730, Research and Development. All of our clinical trials are performed at clinical trial sites and certain trials are administered by CROs. We accrue costs for clinical trials based on estimates of work performed under the contracts. Costs of setting up clinical trial sites are accrued immediately. Expenses related to clinical trials generally are accrued based on contracted amounts and the achievement of milestones, such as number of patients enrolled.

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

        Option grants to non-employees have been made in conjunction with and as sole consideration for their service as advisors to us. Certain of these advisors have also purchased shares of stock in our private placement offerings, but none beneficially own 5% or more of our outstanding common stock. The fair value of options granted to non-employees is measured at each reporting date until the option, or respective portion of the option, vests and the expense recorded by us is updated accordingly. See Note 9 to our financial statements included elsewhere in this annual report for additional information.

Results of Operations

  Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011 (in thousands)

	Year Ended December 31,
			Percent Change
	2012	2011
Net sales	$226	$252	(10.3)%
Cost of sales	(98)	(91)	7.7

Gross profit	128	161	(20.5)
Operating expenses:
Research and development	2,483	1,675	48.2
Selling, general and administrative	3,167	2,755	15.0

Total operating expenses	5,650	4,430	27.5
Other income (expense):
Interest income	15	19	(21.1)

Net loss before income tax	$(5,507)	$(4,250)	29.6%

        Cost of sales, research and development expenses and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options and restricted stock grants. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The equity awards granted through December 31, 2012 vest upon time-based conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our statements of comprehensive income for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Cost of sales	$29	$46
Research and development	150	153
Selling, general and administrative	409	293

Total stock-based compensation	$588	$492

  Net Sales and Gross Profit

        Our net sales decreased to $226,000 in 2012, a decrease of 10.3% from $252,000 in 2011. Our gross profit decreased to $128,000 in 2012, a decrease of 20.5% from $161,000 in 2011. The decrease in net sales and gross profit in 2012 was the result of reduced demand from our distributors in southern Europe which are most affected by national budget problems. We are not aware of any specific or supplemental reimbursement for our eSVS Mesh and we expect sales to continue at modest levels until additional clinical study data is available.

  Research and Development

        Our research and development ("R&D") expenses increased 48.2% from $1.7 million in the year ended December 31, 2011 to $2.5 million for the year ended December 31, 2012. These increases were driven by increases in clinical study and product development activities related to our eSVS Mesh. In November 2011 we began enrolling patients in post-market studies and in August 2012 began enrolling patients in Europe for a feasibility study for the FDA. During 2012, we also commenced product development efforts intended to support expanding our product labeling to include the use of alternate sealants and to allow physicians to use our eSVS Mesh when performing sequential grafts. We expect that our research and development costs will increase slightly as we conduct our eMESH I clinical feasibility trial for the U.S. FDA.

  Selling, General and Administrative

        Selling, general and administrative expenses increased 15.0% from $2.8 million in the year ended December 31, 2011 to $3.2 million in the year ended December 31, 2012. These increases were caused by a combination of factors which include: compliance costs associated with becoming a public company in February 2011, costs associated with the expansion of our management team, professional service fees and costs incurred to support our commercial sales activity. The increased costs related to the expansion of our management team and board of directors, both as part of becoming a public company and to support our commercial sales, included approximately $117,000 of increased stock-based compensation expenses for calendar 2012. We expect SG&A expenses to remain relatively stable as we continue to pursue our international sales and marketing efforts.

  Interest Income

        Interest income decreased from $19,000 in the year ended December 31, 2011 to $15,000 in the year ended December 31, 2012. The decrease resulted from the reduction in our investable cash as we generated operating losses and negative cash flows during the year ended December 31, 2012.

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

        Cost of sales, research and development expenses and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options and restricted stock grants. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The equity awards granted through December 31, 2011 vest upon time-based conditions. The following table summarizes the stock-based compensation expense in our statements of comprehensive income for the years ended December 31, 2011 and 2010 (in thousands):

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

  Research and Development

        Our R&D expenses decreased 33.6% from $2.5 million in the year ended December 31, 2010 to $1.7 million for the year ended December 31, 2011. This decrease was driven by significant activities which were substantially completed in 2010, including product development for our eSVS Mesh, the follow-up from our international feasibility trial, as well as the effects of the decline in the market value of our common stock during 2011 on the value of and recorded expense for unvested stock options awarded to non-employees. These changes caused decreases of approximately $465,000, $70,000 and $340,000, respectively. These decreases were partially offset by costs associated with the initiation of our European post-market studies, which began enrolling patients in November 2011.

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

  Income Taxes

        Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods prior to the current year. The state of Minnesota enacted a change to their tax code which made the Minnesota Research Tax Credit a refundable credit for fiscal years starting on or after January 1, 2010. Based upon our research and development costs which qualify under the Minnesota tax code, we recorded an income tax benefit of $0, $0 and $42,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

        As of December 31, 2012, we had net operating loss carryforwards of approximately $18.9 million and $7.3 million for federal and state income tax purposes, respectively. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2028 and 2023, respectively. We also had federal and state research and development tax credit carryforwards of approximately $167,000 and $41,000, respectively, which if not utilized will begin to expire in 2026 and 2022, respectively. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to limitations provided by the Internal Revenue Code of 1986, as amended, that are applicable if we experience an "ownership change" that may occur, for example, as a result of our public offering of common stock in December 2012 and IPO in February 2011 aggregated with certain other sales of our stock before or after these offerings. The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

Liquidity and Capital Resources

        The following table summarizes our liquidity and capital resources as of December 31, 2012 and 2011 and for each of fiscal years ended December 31, 2012, 2011 and 2010, and is intended to supplement the more detailed discussion that follows (in thousands):

	December 31,
Liquidity and Capital Resources	2012	2011
Cash and cash equivalents	$9,403	$6,211
Short-term investments	947	2,957
Working capital	10,611	9,940

	Year Ended December 31,
Cash Flow Data	2012	2011	2010
Cash provided by (used in):
Operating activities	$(4,203)	$(8,105)	$(4,378)
Investment activities	1,818	(2,952)	471
Financing activities	5,577	13,720	4,986

Net increase in cash and cash equivalents	$3,192	$2,663	$1,079

  Cash and Cash Equivalents

        Our total cash resources, including short-term investments, as of December 31, 2012 were $10.4 million compared to $9.2 million as of December 31, 2011. As of December 31, 2012, we had $788,000 in current liabilities and $10.6 million in net working capital. As of December 31, 2011, we had $260,000 in current liabilities and $9.9 million in net working capital. The increase in our total cash resources resulted from the net proceeds of our public offering of common stock in December 2012, offset by cash used in operations for 2012. The increase in our current liabilities as of December 31, 2012 was caused by a combination of costs accrued in conjunction with our public offering of common stock and costs incurred in the conduct of our eMESH I clinical feasibility trial.

        As we continue to pursue regulatory approvals and continue the process of commercializing our eSVS Mesh in international markets we expect to continue to incur substantial losses, which will continue to generate negative net cash flows from operating activities.

        Prior to our February 2011 IPO, we had funded our operations primarily through private sales of common stock and convertible debt. As of February 2011, we had received net proceeds of approximately $12.6 million from the sale of equity securities, and net proceeds of approximately $3.0 million from the issuance of the convertible notes payable, all of which have been converted into common stock.

        In our December 2012 public offering of common stock, we sold 10,000,000 shares of common stock receiving net proceeds of $5.4 million. We intend to use the net proceeds from this offering to seek regulatory approval to market our technology in the United States; to expand regulatory approval abroad; to develop and test additional applications of our eSVS Mesh; and for working capital and general corporate purposes.

        On October 24, 2011, we entered into a common stock purchase agreement (the "Purchase Agreement") with Aspire Capital Fund, LLC, an Illinois limited liability company ("Aspire Capital"), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a three year period at purchase prices determined in accordance with the Purchase Agreement.

        This Agreement was terminated on December 28, 2012 in conjunction with the closing of our public stock offering completed on the same date. We incurred no costs in conjunction with terminating this agreement. In April 2012, we sold 100,000 shares of common stock to Aspire Capital pursuant to the Purchase Agreement for net proceeds of $135,000.

        In the future, we may seek, or have a need, to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We cannot assure that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs. We expect that the proceeds from our December 2012 public offering of common stock and prior initial public offering will be sufficient to fund our planned operations for at least the next 12 months, and we have no current intention to enter into a credit facility or loan agreement. We do not anticipate any adverse effects stemming from the lack of available credit facilities at this time.

  Net Cash Used in Operating Activities

        Net cash used in operating activities was $4.2 million in 2012, $8.1 million in 2011, and $4.4 million in 2010. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, non-cash stock-based compensation, changes in the fair value of the KBI stock purchase option liability and the effects of changes in operating assets and liabilities.

        Under the provisions of the Assignment and License Agreement with Medtronic, Inc., our first milestone payment obligation of $5.0 million was due and payable on the one year anniversary of the first commercial sale of our eSVS Mesh. We accrued this milestone expense in June 2010 and remitted the payment in June 2011.

  Net Cash Provided by (Used in) Investment Activities

        Net cash provided by (used in) investment activities was $1.8 million in 2012, ($3.0) million in 2011 and $471,000 in 2010. Cash used in or provided by investment activities is related to purchases and sales of short-term investments and purchases of property and equipment.

  Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $5.6 million in 2012, $13.7 million in 2011 and $5.0 million in 2010. Net cash provided by financing activities was primarily attributable to proceeds from public offerings of our common stock and private sales of our common stock.

  Capital Requirements

        We expect to incur substantial expenses and generate significant operating losses as we continue to execute our business strategy including:

  •
  conducting clinical trials to obtain regulatory approval for our eSVS Mesh in the United States;

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

        We expect that our existing resources as of the date of this annual report, which includes $5.4 million of net proceeds from our December 2012 public offering of common stock, in addition to our cash, cash equivalents and short-term investments, to be sufficient to fund our planned operations for at least the next 12 months. However, we may require significant additional funds earlier than we currently expect in order to conduct additional clinical trials to obtain regulatory approvals of our eSVS Mesh. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders' interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and harm our business.

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

        The following table summarizes our outstanding contractual obligations as of December 31, 2012 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating lease obligations	$152	$85	$67	$—	$—

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

        As consideration for the sale of intellectual property relating to the eSVS Mesh and the Brushed Graft Product and other rights granted by the Assignment and License Agreement, we have agreed to pay Medtronic an aggregate of up to $20.0 million upon the achievement of certain sales milestones relating to our eSVS Mesh and the Brushed Graft Product and a royalty of 4% on sales of our eSVS Mesh and any future sales of the Brushed Graft Product. This royalty will terminate upon the earlier of the expiration of all of the patents and patent applications, or when the aggregate royalties paid reach $100.0 million. In June 2011, we paid the first $5.0 million milestone payment. In addition, we have recorded royalty expense of $8,000 and $10,000 for the years ended December 31, 2012 and 2011, respectively.

Off-Balance Sheet Arrangements

        Since inception, we have not engaged in any off-balance sheet activities as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Pronouncements

        In December 2011, FASB issued ASU 2011-12, Comprehensive Income, or ASU 2011-12, which amended ASU 2011-05 Presentation of Comprehensive Income. These accounting updates require entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Since this standard impacts disclosure requirements only, adoption of this pronouncement did not have an impact on our results of operations or financial condition.

Special Note Regarding Forward-Looking Statements

        This annual report contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. The forward-looking statements in this annual report include, but are not limited to, statements regarding uses for and benefits of our technology, outlooks for our industry and our markets, the timing of, strategy and expectations for governmental approvals, reimbursement and product introductions and commercialization, expansion of and effects of domestic and foreign governmental regulations, levels of and use of research and development and SG&A expenditures, commencement, design, enrollment rate and cost of preclinical and clinical trials, intellectual property protection, future competition, adequacy of our manufacturing and supply operations, expansion of our employee base, environmental compliance costs, stock price, listing and volatility expectations, dividend expectations, our expectations regarding future losses, future expenses and future financing, milestone payments, increased costs as a public company, future tax benefits, use of proceeds from our December 2012 and initial public offerings, non-cash compensation expense expectations, future sales levels, the adequacy of our capital resources to fund future expenditures, and operating and capital requirement expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this annual report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

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

Item 8.    Financial Statements and Supplementary Data

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

        Management's Annual Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on this assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

        Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        As set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Cash and Cash Equivalents," on December 28, 2012, in conjunction with the closing of our public stock offering completed on the same date, we terminated our common stock purchase agreement, dated October 24, 2011, with Aspire Capital Fund, LLC ("Aspire"). The agreement provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire was committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a three year period at purchase prices determined in accordance with the agreement. We incurred no costs in conjunction with terminating the agreement.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Other than the information included in Part I of this Form 10-K under the heading "Executive Officers of the Registrant," the information required by Item 10 is incorporated by reference to the sections entitled "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," which will appear in our definitive proxy statement for our 2013 Annual Meeting.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Director Compensation" and "Compensation Committee," which will appear in our definitive proxy statement for our 2013 Annual Meeting.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is incorporated herein by reference to the section entitled "Principal Stockholders," which will appear in our definitive proxy statement for our 2013 Annual Meeting.

Equity Compensation Plan Information

        The following table provides information concerning the Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan, which was adopted by the Board of Directors and approved by stockholders in July 2007, as of December 31, 2012, and certain additional equity issuances not approved by the Company's stockholders.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,174,250	$3.64	601,750
Equity compensation plans not approved by security holders:
Public offering of common stock December 2012(1)	500,000	0.8125	—
Initial public offering February 2011(2)	103,125	10.00	—

Totals	1,777,375	$3.21	601,750

(1)
Represents options to purchase our common stock issued to the underwriter and its designees in our December 2012 public offering of common stock.

(2)
Represents options to purchase our common stock issued to the underwriters and their designees in our IPO.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance—Independence" and "Certain Relationships and Related Party Transactions," which will appear in our definitive proxy statement for our 2013 Annual Meeting.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 is incorporated herein by reference to the sections entitled "Audit Fees" and "Audit Committee Pre-Approval Policies and Procedures," which will appear in our definitive proxy statement for our 2013 Annual Meeting.

 PART IV

Item 15.    Exhibits, Financial Statements Schedules

(a)
Financial Statements, Financial Statement Schedules, and Exhibits:

(1)
Financial Statements

    The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Part II. Item 8, on page 65.

  (2)
  Financial Statement Schedules

    Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Financial Statements and Supplementary Data, Part II. Item 8, or notes thereto.

  (3)
  Exhibits

    Exhibits are listed in the exhibit index following the financial statement pages. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2013

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

Signatures	Title	Date

/s/ MANNY VILLAFAÑA Manny Villafaña	Chairman and Chief Executive Officer (principal executive officer)	March 28, 2013
/s/ SCOTT KELLEN Scott Kellen	Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 28, 2013
/s/ ROBERT E. MUNZENRIDER Robert E. Munzenrider	Director	March 28, 2013
/s/ ARCH C. SMITH Arch C. Smith	Director	March 28, 2013
/s/ ROBERT J. SHEEHY Robert J. Sheehy	Director	March 28, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Kips Bay Medical, Inc.

        We have audited the accompanying balance sheets of Kips Bay Medical, Inc. as of December 31, 2012 and 2011, and the related statements of comprehensive income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kips Bay Medical, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

Minneapolis, Minnesota
March 28, 2013

Kips Bay Medical, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$9,403	$6,211
Short-term investments, net	947	2,957
Accounts receivable, net of allowance for doubtful accounts of $0 and $14 as of December 31, 2012 and 2011, respectively	31	40
Inventories	915	892
Prepaid expenses and other current assets	103	100

Total current assets	11,399	10,200
Property and equipment, net	457	467

Total assets	$11,856	$10,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$333	$85
Accrued liabilities	455	175

Total current liabilities	788	260
Commitments and contingencies (Note 7)
Stockholders' equity:
Undesignated stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2012 and 2011, respectively	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 26,346,079 and 16,245,579 issued and outstanding as of December 31, 2012 and 2011, respectively	263	162
Additional paid-in capital	40,655	34,591
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(29,850)	(24,343)

Total stockholders' equity	11,068	10,407

Total liabilities and stockholders' equity	$11,856	$10,667

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Comprehensive Income

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net sales	$226	$252	$223
Cost of sales	(98)	(91)	(77)

Gross profit	128	161	146
Operating Expenses:
Research and development	2,483	1,675	2,521
Selling, general and administrative	3,167	2,755	1,326
Milestone expense	—	—	5,000

Operating loss	(5,522)	(4,269)	(8,701)
Interest income	15	19	12
Interest expense	—	—	(1)
Realized gain on sale of short-term investments	—	—	46
Change in fair value of investor stock purchase option	—	—	(2,290)

Net loss before income tax	$(5,507)	$(4,250)	$(10,934)
Income tax benefit	—	—	42

Net loss	$(5,507)	$(4,250)	$(10,892)

Other Comprehensive Income:
Unrealized gain (loss) on available-for-sale securities	3	(3)	13
Reclassification of unrealized gain on available-for-sale securities	—	—	(46)

Comprehensive loss	$(5,504)	$(4,253)	$(10,925)

Basic and diluted net loss per share	$(0.34)	$(0.27)	$(0.81)

Weighted average shares outstanding—basic and diluted	16,402,363	15,557,969	13,431,661

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Stockholders' Equity (Deficit)

(In thousands except share amounts)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2009	12,398,919	$124	$11,556	$(9,201)	$33	$2,512
Comprehensive loss
Net loss	—	—	—	(10,892)	—	(10,892)
Unrealized gain on investments, net	—	—	—	—	13	13
Reclassification of unrealized gain on short-term investments	—	—	—	—	(46)	(46)

Comprehensive loss						(10,925)
Common stock issued upon exercise of investor stock purchase option	1,000,000	10	6,990	—	—	7,000
Common stock issued, $7.00 per share, under private placement offering (net of issuance costs of $44)	182,872	2	1,234	—	—	1,236
Stock-based compensation expense	—	—	625	—	—	625

Balance at December 31, 2010	13,581,791	136	20,405	(20,093)	—	448
Comprehensive loss
Net loss	—	—	—	(4,250)	—	(4,250)
Unrealized loss on investments, net	—	—	—	—	(3)	(3)

Comprehensive loss						(4,253)
Common stock issued in initial public offering, net of issuance costs	2,062,500	20	13,612	—	—	13,632
Issuance of common stock to Aspire Capital	378,788	4	(4)	—	—	—
Restricted stock grants	135,000	1	(1)	—	—	—
Stock-based compensation expense	—	—	492	—	—	492
Exercise of stock options	87,500	1	87	—	—	88

Balance at December 31, 2011	16,245,579	162	34,591	(24,343)	(3)	10,407
Comprehensive loss
Net loss	—	—	—	(5,507)	—	(5,507)
Unrealized gain on investments, net	—	—	—	—	3	3

Comprehensive loss						(5,504)
Common stock issued under common stock purchase agreement	100,000	1	134	—	—	135
Issuance of common stock in public offering, net of issuance costs	10,000,000	100	5,341	—	—	5,441
Stock-based compensation expense	—	—	588	—	—	588
Exercise of stock options	500	—	1	—	—	1

Balance at December 31, 2012	26,346,079	$263	$40,655	$(29,850)	$—	$11,068

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(5,507)	$(4,250)	$(10,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	109	111	74
Stock-based compensation	588	492	625
Amortization of premium on short-term investments	79	132	—
Other	17	—	—
Non-cash interest income	—	(16)	—
Realized gain on sale of short-term investments	—	—	(46)
Change in fair value of investor stock purchase option	—	—	2,290
Changes in operating assets and liabilities:
Accounts receivable	9	16	(56)
Inventories	(23)	(286)	(606)
Prepaid expenses and other current assets	(3)	1,160	(1,223)
Accounts payable	248	(95)	96
Accrued liabilities	280	(368)	355
Accrued milestone and royalties	—	(5,001)	5,005

Net cash used in operating activities	(4,203)	(8,105)	(4,378)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	6,459	4,029	966
Purchases of short-term investments	(4,526)	(6,869)	(241)
Purchase of property and equipment	(117)	(112)	(254)
Proceeds from sale of property and equipment	2	—	—

Net cash provided by (used in) investing activities	1,818	(2,952)	471
Cash flows from financing activities:
Proceeds from sale of common stock in a public offering, net of issuance costs of $1,059	5,441	—	—
Proceeds from sale of common stock under common stock purchase agreement, net of related costs of $4	135	—	—
Proceeds from sale of common stock in IPO, net of issuance costs of $2,868	—	13,632	—
Proceeds from exercise of investor option to purchase common stock	—	—	3,750
Proceeds from sale of common stock under private placement offerings, net of issuance costs	—	—	1,236
Proceeds from the exercise of employee stock options	1	88	—

Net cash provided by financing activities	5,577	13,720	4,986

Net increase in cash and cash equivalents	3,192	2,663	1,079
Cash and cash equivalents at beginning of period	6,211	3,548	2,469

Cash and cash equivalents at end of period	$9,403	$6,211	$3,548

Supplemental disclosures:
Interest paid in cash	$—	$—	$1

Supplemental non-cash disclosures:
Reclassification of investor stock purchase option liability to equity	$—	$—	$3,250

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

2. Summary of Significant Accounting Policies

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures in the combined consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

        In 2012 our short-term investments include a $100,000 bank certificate of deposit which we pledged as collateral for a corporate purchasing card which we obtained during 2011 to facilitate certain corporate purchasing activity.

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

	2012	2011
Raw materials	$83	$91
Work in process	371	392
Finished goods	461	409

	$915	$892

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

  Impairment of Long-Lived Assets

        In accordance with FASB ASC 360, Property, Plant and Equipment, long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2012 and 2011, no modification of the remaining useful lives or write-down of long-lived assets is required.

  Revenue Recognition

        We sell our eSVS Mesh to international distributors in Europe and the United Arab Emirates, which subsequently resell it to hospitals and clinics. We recognize revenue when persuasive evidence of an arrangement exists, delivery of goods occurs through the transfer of title and risks and rewards of ownership, the selling price is fixed or determinable and collectability is reasonably assured.

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

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

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

        Stock-based compensation expense in our statements of comprehensive income is summarized as follows (in thousands):

	December 31,
	2012	2011	2010
Cost of sales	$29	$46	$12
Research and development	150	153	520
Sales, general and administrative	409	293	93

Total stock-based compensation	$588	$492	$625

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

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following table summarizes our calculation of net loss per common share for the periods (in thousands, except share and per share data):

	December 31,
	2012	2011	2010
Net loss	$(5,507)	$(4,250)	$(10,892)
Weighted average shares outstanding—basic and diluted	16,402,363	15,557,969	13,431,661

Net loss per share—basic and diluted	(0.34)	(0.27)	(0.81)

        The following outstanding potential common shares not included in diluted net loss per share calculations as their effects were not dilutive:

	December 31,
	2012	2011	2010
Employee and non-employee stock options	1,174,250	1,261,000	813,000
Common shares issuable to underwriters under option purchase agreements (See note 8)	603,125	103,125	—

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

  Recently Adopted Accounting Standards

        In 2012 we adopted the amended provisions of the Comprehensive Income topic of the Financial Accounting Standards Board Codification. The amended provisions were issued to enhance comparability between entities that report under GAAP and IFRS and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. This topic eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The adoption of this amendment did not have a material effect on our Financial Statements as the amendment only impacted presentation.

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

3. Cash, Cash Equivalents and Short-Term Investments

        Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Cash and cash equivalents
Cash	$6,240	$571
Money market funds	3,163	5,640

Total cash and cash equivalents	$9,403	$6,211

Short-term investments
Money market funds	$236	$236
Commercial paper	611	—
Corporate debt	—	2,621
Bank certificate of deposit	100	100

Total short-term investments	$947	$2,957

4. Fair Value of Financial Instruments

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

    Level 3—Unobservable inputs that are supported by little or no market activity.

        Our cash and equivalents and short-term investments consist of bank deposits, money market funds, and corporate debt securities. Our money market funds are traded in active markets and are recorded at fair value based upon quoted market prices.

        We determine the fair value of our bank certificate of deposit and corporate debt securities using other observable inputs which may include quoted prices for similar assets in active markets, quoted

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

4. Fair Value of Financial Instruments (Continued)

prices for identical or similar assets in markets which are not active, other quoted prices which are directly observable and/or market inputs that are not directly observable, but are derived from or corroborated by other observable market data. Accordingly, we have classified the valuation of these securities as Level 2.

        Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments.

        A summary of financial assets (in thousands) measured at fair value on a recurring basis at December 31, 2012 and 2011 is as follows:

	December 31, 2012				December 31, 2011
	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$3,399	$3,399	$—	$—	$5,876	$5,876	$—	$—
Bank certificate of deposit	100	—	$100	—	100	—	$100	—
Commercial paper	611	—	611	—	—	—	—	—
Corporate debt securities	—	—	—	—	2,621	—	2,621	—

Total	$4,110	$3,399	$711	$—	$8,597	$5,876	$2,721	$—

5. Short-Term Investments

        Short-term investments consist of bank certificates of deposit, money market funds, commercial paper and corporate debt securities. As of December 31, 2012, the remaining contractual maturities of all investments were less than 12 months. Due to the short-term nature of our investments, amortized cost approximates fair value for all investments.

        During 2010 we sold our mutual fund investment and reclassified the unrealized gains of $46,000 to be reflected in the statements of comprehensive income.

6. Property and Equipment

        At December 31, 2012 and 2011, property and equipment consist of the following (in thousands):

	December 31,
	2012	2011
Furniture and fixtures	$56	$56
Machinery, equipment and tooling	505	513
Computers and software	204	111
Leasehold improvements	90	90
Accumulated depreciation	(398)	(303)

Property and equipment, net	$457	$467

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

6. Property and Equipment (Continued)

        Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $109,000, $111,000 and $74,000, respectively.

7. Commitments and Contingencies

  Leases

        On October 1, 2007, we entered into an operating lease agreement for our current facility which houses our corporate offices and manufacturing space. The term of this lease originally ran from October 1, 2007 through September 30, 2010. In June 2010, we executed an amendment to our lease that extended the lease term through September 30, 2011. In May 2011, we executed a second amendment to our lease that extended the lease term through September 30, 2014. Under the terms of the second amendment, our base rent was reduced to the current market rate effective October 1, 2011, with scheduled increases of approximately 2.5% on October 1, 2012 and 2013.

        On June 2, 2011, we entered into an operating sub-lease agreement for approximately 2,800 square feet of office space adjoining our current facility. The term of this lease runs from June 15, 2011 through September 30, 2014. The monthly base rent amount is fixed over the entire term of the sub-lease.

        We also lease certain other office equipment under non-cancelable operating lease arrangements which are not recognized on our balance sheets.

        Annual future minimum lease obligations under our operating lease agreements as of December 31, 2012 are as follows (in thousands):

2013	$85
2014	64
2015	3

Total	$152

        Rent expense was $120,000, $88,000 and $57,000 for each of the years ended December 31, 2012, 2011 and 2010, respectively.

  Royalty Payments

        The core intellectual property relating to our eSVS Mesh was acquired from Medtronic, Inc. pursuant to an Assignment and License Agreement dated October 9, 2007. As consideration for the assignment of such intellectual property, we have agreed to pay Medtronic an aggregate of up to $15.0 million upon the achievement of certain sales milestones and a royalty of 4% on sales of our eSVS Mesh. The milestones and related payments consist of $5.0 million due on the one-year anniversary of the first commercial sale of our eSVS Mesh, $5.0 million due when our cumulative net sales reach $15.0 million and $5.0 million due when our cumulative net sales reach $40.0 million. We reached the first milestone in June 2010 and accrued an expense for the first milestone obligation at that time. This milestone obligation was paid in June 2011. Royalty obligations are payable 60 days after the end of each fiscal quarter, are recorded as a component of our cost of sales and will terminate upon the earlier of the expiration of all of the patents and patent applications acquired from

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

Medtronic, Inc., or when the aggregate royalties paid reaches $100.0 million. We recognized royalty expense of $8,000 and $10,000 for the years ended December 31, 2012 and 2011, respectively.

  Legal Proceedings

        We are not currently engaged in any litigation.

  Employment Agreements

        On July 31, 2012, we entered into an employment agreement (the "Agreement") with Manny Villafaña, our founder, Chief Executive Officer, which replaces in its entirety the Company's prior employment agreement with Mr. Villafaña, dated July 19, 2007, and the Company's change in control agreement with Mr. Villafaña, dated September 12, 2008, both of which previously governed Mr. Villafaña's employment relationship with the Company.

        The Agreement provides that Mr. Villafaña will continue in his positions as the Company's Chairman of the Board, Chief Executive Officer and President until July 1, 2015, if not earlier terminated. The Agreement provides for an annual base salary, which amount may be reviewed and changed periodically by our Board of Directors from time to time. The Agreement also provides that Mr. Villafaña will be eligible to earn an annual performance-based bonus in accordance with the Company's bonus policies, if and when any such policies are put in place by the Company's Board of Directors, and provides that Mr. Villafaña is eligible to participate in the Company's employee benefit and retirement plans generally available to employees of the Company, in addition to reimbursement of reasonable business expenses incurred by Mr. Villafaña.

        The Agreement may be terminated immediately by the Company for Cause (as defined in the Agreement), or without Cause upon 60 days written notice to Mr. Villafaña, upon determination by the Company's Board of Directors to cease business, or upon the death or Disability (as defined in the Agreement) of Mr. Villafaña. The Agreement may be terminated by Mr. Villafaña for Good Reason (as defined in the Agreement) upon written notice to the Company, or without Good Reason upon 60 days written notice to the Company.

        In the event that the Agreement is terminated by the Company for Cause, upon determination by the Company's Board of Directors to cease business, upon Mr. Villafaña's death or Disability, by Mr. Villafaña without Good Reason, or on July 1, 2015, the Agreement provides that Mr. Villafaña will be entitled to unpaid base salary and accrued benefits through the date of termination.

        In the event that the Agreement is terminated by the Company without Cause or by Mr. Villafaña for Good Reason, the Agreement provides that Mr. Villafaña will be entitled to unpaid base salary and accrued benefits through the date of termination, the pro-rata amount of Mr. Villafaña's annual incentive bonus at target for Mr. Villafaña's applicable employment period during the fiscal year of termination (provided only if a bonus plan is put in place by the Company's Board of Directors and the Company's senior management are paid a bonus at or above target for the applicable fiscal year), secretarial services for one year following termination, and severance pay of two years of base salary in the event of termination by the Company without Cause or one year of base salary in the event of termination by Mr. Villafaña for Good Reason, in accordance with the Company's normal payroll practices.

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

        In the event of a termination by the Company without Cause or by Mr. Villafaña for Good Reason within two years of a Change in Control (as defined in the Agreement), Mr. Villafaña will be entitled to unpaid base salary and accrued benefits through the date of termination, the pro-rata amount of Mr. Villafaña's annual incentive bonus at target for Mr. Villafaña's applicable employment period during the fiscal year of termination (provided only if a bonus plan is put in place by the Company's Board of Directors and the Company's senior management are paid a bonus at or above target for the applicable fiscal year), secretarial services for one year following termination, and severance pay of three years of base salary payable in a lump sum.

        The severance and annual incentive bonus payments above are conditioned upon the Company's receipt of a separation agreement and release of claims from Mr. Villafaña. The Agreement also provides that Mr. Villafaña will not compete with the Company or solicit the Company's customers or employees while employed by and for two years after being employed by the Company. The Agreement also contains certain confidentiality and assignment of inventions and copyrights provisions.

        We have entered into employment agreements with certain key employees providing for an annual salary and such benefits in the future as may be approved by the Board of Directors. We have also entered into change of control agreements with certain of our employees which provide that if the employee is terminated for a reason other than cause, or resigns for good reason, upon a merger, acquisition, sale of substantially all of our assets, or liquidation, the employee will receive severance payments equal to his or her monthly base salary for 12 to 24 months.

  Indemnification Agreements

        The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The Company may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2012 or 2011.

8. Convertible Promissory Notes and Equity Financing

  Common Stock Offerings

        On December 28, 2012, we issued 10,000,000 shares of our common stock in a public offering at $0.65 per share for gross proceeds of $6.5 million (the "Offering"). We incurred $1.1 million in issuance costs for the Offering. In connection with this Offering, we entered into an underwriting agreement with Sunrise Securities Corp. ("Sunrise") dated December 20, 2012, pursuant to which at closing on December 28, 2012, we paid Sunrise fees of $520,000, which consisted of underwriting discounts of $455,000 and non-accountable expense reimbursements of $65,000. In addition, we issued to the underwriter and its designees options to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.8125, or 125% of the purchase price of shares sold in the Offering.

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

8. Convertible Promissory Notes and Equity Financing (Continued)

These options have a five year term and become exercisable on December 21, 2013, one year after the effective date of the Offering.

        On February 16, 2011, we issued 2,062,500 shares of our common stock in an initial public offering ("IPO") at $8.00 per share for gross proceeds of $16.5 million. We incurred $2.9 million in issuance costs for the IPO. In connection with our IPO, we entered into an underwriting agreement with Rodman & Renshaw, LLC ("Rodman") dated February 9, 2011, pursuant to which at closing on February 16, 2011, we paid Rodman fees of $1.3 million, which consisted of underwriting discounts of $1.16 million and non-accountable expense reimbursements of $165,000. In addition, we issued to the underwriters and their designees options to purchase an aggregate of 103,125 shares of our common stock at an exercise price of $10.00, or 125% of the purchase price of shares sold in the IPO. These options have a five year term and became exercisable on February 10, 2012, one year after the effective date of the IPO.

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

        This Agreement was terminated on December 28, 2012 in conjunction with the closing of our public stock offering completed on the same date. We incurred no costs in conjunction with terminating this agreement. As of December 28, 2012, we had sold 100,000 shares of common stock to Aspire Capital pursuant to the Purchase Agreement and, including certain shares of common stock issued to Aspire Capital in connection with the entry into this Agreement, an aggregate of 478,788 shares of common stock had been issued to Aspire Capital pursuant to the Purchase Agreement.

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

8. Convertible Promissory Notes and Equity Financing (Continued)

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

        Prior to the exercise of the second option, the estimated fair value of this stock purchase option liability was recorded as a current liability on our balance sheets. Changes in the estimated fair value of this liability were recorded in our statements of comprehensive income.

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

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

8. Convertible Promissory Notes and Equity Financing (Continued)

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

9. Stock-Based Compensation

  2007 Long-Term Incentive Plan

        Our 2007 Long-Term Incentive Plan, or the Plan, was adopted by the Board of Directors and approved by our stockholders in July 2007. The Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employee, directors and consultants. We grant options to purchase shares of common stock under the Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years and generally vest over four years for employees, at the rate of 25% of total shares underlying the option each year, and over three years for non-employees, with 25% vesting upon grant and 25% vesting each year thereafter. Under the Plan, a total of 2,000,000 shares of common stock

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

were initially reserved for issuance. As of December 31, 2012, we have 601,750 shares of common stock available for issuance under the Plan.

        A summary of option activity is as follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at December 31, 2010	813,000	$4.12

Granted	688,000	3.41
Exercised	(87,500)	1.00
Forfeited and cancelled	(152,500)	5.93

Options outstanding at December 31, 2011	1,261,000	$3.73

Granted	15,000	1.00
Exercised	(500)	1.00
Forfeited and cancelled	(101,250)	4.37

Options outstanding at December 31, 2012	1,174,250	$3.64

        A summary of the status of our unvested shares during the year ended and as of December 31, 2012 is as follows:

	Shares Under Option	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2011	760,625	$1.86
Granted	15,000	0.54
Vested	(202,812)	2.03
Forfeited and cancelled	(73,750)	1.86

Unvested at December 31, 2012	499,063	$1.85

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

        Information about stock options outstanding, vested and expected to vest as of December 31, 2012, is as follows:

Outstanding, Vested and Expected to Vest			Options Vested
Per Share Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$1.00	247,000	5.14	$1.00	232,000	4.86
1.62	5,000	8.91	1.62	1,250	8.91
2.00	375,250	8.70	2.00	129,437	8.52
3.21	15,000	8.39	3.21	3,750	8.39
5.25	130,000	8.33	5.25	32,500	8.33
5.83	154,000	5.81	5.83	154,000	5.81
6.00	23,000	6.67	6.00	17,250	6.67
6.10	80,000	8.18	6.10	20,000	8.18
7.00	145,000	7.07	7.00	85,000	7.07

	1,174,250	7.25	3.55	675,187	6.40

        The cumulative grant date fair value of employee options vested during the years ended December 31, 2012, 2011 and 2010 was $347,000, $244,000 and $118,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0, $58,000 and $0, respectively. Total proceeds received for options exercised during the year ended December 31, 2012, 2011 and 2010 were $500, $87,500 and $0, respectively. On an aggregated basis, as of December 31, 2012, there was no intrinsic value for our total outstanding options and for our options exercisable.

        As of December 31, 2012, 2011 and 2010, total compensation expense related to unvested employee stock options not yet recognized was $577,000, $944,000 and $608,000, respectively, which is expected to be allocated to expenses over a weighted-average period of 2.28, 2.72 and 1.88 years, respectively.

        The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2012, 2011 and 2010 are as follows:

	December 31,
	2012	2011	2010
Risk free interest rate	0.92%	1.24% - 2.63%	2.45 - 2.82%
Dividend yield	0%	0%	0%
Expected volatility	57%	53%	50%
Expected term	6.25 years	5.75 - 6.25 years	5.75 - 6.25 years
Weighted average grant date fair value	$0.54	$1.76	$3.56

  Nonemployee Stock-Based Compensation

        We account for stock options granted to nonemployees in accordance with FASB ASC 718. In connection with stock options granted to nonemployees we recorded $20,000, $30,000 and $388,000 for

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

nonemployee stock-based compensation during the years ended December 31, 2012, 2011 and 2010, respectively. These amounts were based upon the fair values of the vested portion of the grants.

        Amounts expensed during the remaining vesting period will be determined based on the fair value at the time of vesting.

  Restricted stock awards

        A summary of restricted stock award activity is as follows:

	Number of Shares	Weighted Average Fair Value
Awards outstanding at December 31, 2010	—	—
Granted	135,000	$5.89
Vested	—	—
Cancelled	—	—

Awards outstanding at December 31, 2011	135,000	5.89

Granted	—	—
Vested	(67,500)	3.79
Cancelled	—	—

Awards outstanding at December 31, 2012	67,500	$8.00

        The fair value of each restricted stock award is equal to the fair market value of our common stock at the date of grant. Restricted stock awards vest over a period of time that varies with the purpose of the individual award. As of December 31, 2012, outstanding awards vest over four years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock's vesting period. We recorded stock-based compensation expense for restricted stock grants of $255,000 and $159,000 for the years ended December 31, 2012 and 2011, respectively.

  Common Stock Purchase Options issued to underwriters

        In conjunction with the completion of our public offering in December 2012, we issued to the underwriter and its designees options to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.8125, or 125% of the purchase price of shares sold in the public offering. These options have a five year term and become exercisable on December 21, 2013, one year after the effective date of the public offering. These options were not issued under our 2007 Long-Term Incentive Plan.

        In conjunction with the completion of our IPO in February 2011, we issued to the underwriters and their designees options to purchase an aggregate of 103,125 shares of our common stock at an exercise price of $10.00, or 125% of the purchase price of shares sold in the IPO. These options have a five year term and became exercisable on February 10, 2012, one year after the effective date of the IPO. These options were not issued under our 2007 Long-Term Incentive Plan.

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

10. Employee Benefit Plan

        We maintain a simplified employee retirement plan, or SEP, which commenced on January 1, 2008. The SEP is a defined contribution plan; employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. We contribute up to 3% of each individual's base salary as required under the safe-harbor provisions of Internal Revenue Service rules governing SEP plans. Our contributions vest immediately and are expensed when paid. We have recorded contributions of $51,000, $52,000 and $46,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

11. Income Taxes

        We have incurred net operating losses since inception. We have not reflected the benefit of net operating loss carryforwards in the accompanying financial statements and have established a full valuation allowance against our deferred tax assets.

        The state of Minnesota enacted a change to their tax code which made the Minnesota Research Credit a refundable credit for fiscal years starting on or after January 1, 2010. Based upon our research and development costs which qualify under the Minnesota tax code, we recorded an income tax benefit of $42,000 for the year ended December 31, 2010. We had no such qualifying expenses during 2012 or 2011.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards.

        The significant components of our deferred tax assets and liabilities for are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$6,927	$5,468
Intangible assets—patent prosecution costs	132	138
Stock-based compensation	418	493
Milestone obligation	1,435	1,821
Research credit carryforwards	209	230
Other	32	42

Total deferred tax assets	9,153	8,192

Deferred tax liabilities:	(64)	(5)
Total deferred taxes, net	9,089	8,187
Valuation allowance	(9,089)	(8,187)

Net deferred tax asset	$—	$—

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

11. Income Taxes (Continued)

        A reconciliation of the statutory tax rates and the effective tax rates is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Statutory rate	34.0%	34.0%	34.0%
Permanent differences	(2.1)	(9.0)	(8.8)
State and local income taxes	0.4	6.0	7.5
Credits and other	—	0.5	1.2
State tax rate true-up	(16.0)	(12.3)	—
Valuation allowance	(16.3)	(19.2)	(33.5)

Effective rate	0.0%	0.0%	0.4%

        Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carry-forward period. Because of our history of operating losses, management believes that the deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized and, accordingly, we have provided a full valuation allowance. The net valuation allowance increased by $902,000 and $815,000 for the years ended December 31, 2012 and 2011, respectively.

        Net operating losses and tax credit carryforwards as of December 31, 2012, are as follows:

	Amount (In thousands)	Expiration Years
Net operating losses—federal	$18,973	Beginning 2028
Tax credits—federal	$167	Beginning 2026
Tax credits—state	$41	Beginning 2022

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

        We would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2012. The tax years 2007 through 2012 remain open to examination by federal and state tax authorities.

Kips Bay Medical, Inc.

Notes To Financial Statements (Continued)

12. Selected quarterly financial data (unaudited)

        The following summarized unaudited quarterly financial data has been prepared using the unaudited quarterly financial statements of the Company (In thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2012
Net sales	$53	$57	$89	$27
Gross profit	$29	$32	$52	$15
Operating loss	$(1,276)	$(1,387)	$(1,369)	$(1,490)
Net loss	$(1,271)	$(1,383)	$(1,365)	$(1,488)
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.08)	$(0.09)
Fiscal 2011
Net sales	$110	$48	$—	$94
Gross profit	$73	$27	$—	$61
Operating loss	$(913)	$(1,049)	$(1,194)	$(1,113)
Net loss	$(909)	$(1,044)	$(1,188)	$(1,109)
Basic and diluted net loss per share	$(0.06)	$(0.07)	$(0.08)	$(0.07)
Fiscal 2010
Net sales	$—	$48	$59	$116
Gross profit	$—	$29	$37	$80
Operating loss	$(1,199)	$(5,875)	$(736)	$(891)
Net loss	$(3,485)	$(5,871)	$(733)	$(803)
Basic and diluted net loss per share	$(0.27)	$(0.43)	$(0.05)	$(0.06)

        Quarterly calculations of basic and diluted loss per share are made independently during each fiscal quarter.

13. Subsequent Event

        On January 28, 2013, Sunrise exercised a portion of its over-allotment option and as a result we issued 475,000 shares of our common stock providing additional net proceeds of $287,000.

Kips Bay Medical, Inc.
Annual Report On Form 10-K

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Registrant—incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.

3.2	Amended and Restated Bylaws of the Registrant—incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 31, 2011.

4.1	Form of Common Stock Certificate—incorporated by reference to Exhibit 4.1 to the Registrant's amendment no. 2 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on June 11, 2010.

4.2	Registration Rights Agreement by and between Registrant and Aspire Capital Fund, LLC, dated as of October 24, 2011—incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 25, 2011.

4.3	Form of Representative's Option Agreement—incorporated by reference to Exhibit A of Exhibit 1.1 to the Registrant's amendment no. 9 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 18, 2011.

4.4	Form of Representative's Warrant Agreement—incorporated by reference to Exhibit A of Exhibit 1.1 to the Registrant's amendment no. 1 to registration statement on Form S-1 (Reg. No. 333-185225) filed with the SEC on December 18, 2012.

10.1	Lease Agreement by and between the Registrant and St. Paul Properties, Inc., as assigned to St. Paul Fire and Marine Insurance Company, dated as of July 26, 2007—incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.

10.2	Investment Agreement by and between the Registrant and Kips Bay Investments, LLC, dated as of July 19, 2007—incorporated by reference to Exhibit 10.2 to the Registrant's amendment no. 1 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on May 20, 2010.

10.3	Loan and Security Agreement by and between the Registrant and Kips Bay Investments, LLC, dated as of June 19, 2007—incorporated by reference to Exhibit 10.3 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.

10.4	First Secured Convertible Promissory Note executed by the Registrant in favor of Kips Bay Investments, LLC, dated as of July 19, 2007—incorporated by reference to Exhibit 10.4 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.

10.5	Second Secured Convertible Promissory Note executed by the Registrant in favor of Kips Bay Investments, LLC, dated as of July 19, 2007—incorporated by reference to Exhibit 10.5 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.

10.6	Agreement by and between the Registrant and Kips Bay Investments, LLC, dated as of February 12, 2010—incorporated by reference to Exhibit 10.6 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.

Exhibit Number		Description of Exhibit
10.7		Debt Conversion Agreement by and between the Registrant and Kips Bay Investments, LLC, dated as of February 12, 2010—incorporated by reference to Exhibit 10.7 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.

10.8		Assignment and License Agreement by and between the Registrant and Medtronic, Inc., dated as of October 9, 2007—incorporated by reference to Exhibit 10.8 to the Registrant's amendment no. 4 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on August 12, 2010.

10.9		Assignment by Medtronic, Inc. to the Registrant, dated as of August 26, 2008—incorporated by reference to Exhibit 10.9 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.

10.10		Trademark Transfer Agreement by Medtronic, Inc. to the Registrant, dated as of October 10, 2007—incorporated by reference to Exhibit 10.10 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.

10.11	*	Employment Agreement by and between the Registrant and Manuel A. Villafaña, dated as of July 25, 2012—incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 2, 2012.

10.12	*	Employment Agreement by and between the Registrant and Scott Kellen, dated as of February 8, 2010—incorporated by reference to Exhibit 10.13 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.

10.13	*	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers—incorporated by reference to Exhibit 10.14 to the Registrant's amendment no. 2 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on June 11, 2010.

10.14	+	Confidentiality Agreement dated effective February 26, 2013 by and between the Registrant, Nasser J. Kazeminy, Nader Kazeminy and Rhonda Donahoe.

10.15	*	Change in Control Agreement by and between the Registrant and Scott Kellen, dated as of February 8, 2010—incorporated by reference to Exhibit 10.17 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.

10.16	*	2007 Long-Term Incentive Plan—incorporated by reference to Exhibit 10.18 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.

10.17	*	Form of Incentive Stock Option Agreement under the 2007 Long-Term Incentive Plan—incorporated by reference to Exhibit 10.19 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.

10.18	*	Form of Non-Qualified Stock Option Agreement under the 2007 Long-Term Incentive Plan—incorporated by reference to Exhibit 10.20 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.

10.19	*	Form of Restricted Stock Agreement under the 2007 Long-Term Incentive Plan—incorporated by reference to Exhibit 10.21 to the Registrant's registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on April 8, 2010.

10.20		Letter by and between the Registrant and Kips Bay Investments, LLC, dated May 19, 2010—incorporated by reference to Exhibit 10.22 to the Registrant's amendment no. 1 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on May 20, 2010.

Exhibit Number		Description of Exhibit
10.21	*	Indemnification Agreement between the Registrant and Manny Villafaña—incorporated by reference to Exhibit 10.23 to the Registrant's amendment no. 2 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on June 11, 2010.

10.22	*	Indemnification Agreement between the Registrant and Scott Kellen—incorporated by reference to Exhibit 10.25 to the Registrant's amendment no. 2 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on June 11, 2010.

10.23	*	Indemnification Agreement between the Registrant and Arch C. Smith—incorporated by reference to Exhibit 10.26 to the Registrant's amendment no. 9 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 18, 2011.

10.24	*	Indemnification Agreement between the Registrant and Robert E. Munzenrider—incorporated by reference to Exhibit 10.27 to the Registrant's amendment no. 9 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 18, 2011.

10.25	*	Indemnification Agreement between the Registrant and Robert J. Sheehy—incorporated by reference to Exhibit 10.28 to the Registrant's amendment no. 9 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 18, 2011.

10.26		Assignment by Medtronic, Inc. to the Registrant, dated as of October 10, 2007—incorporated by reference to Exhibit 10.29 to the Registrant's amendment no. 2 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on June 11, 2010.

10.27		Consulting Agreement by and between the Registrant and Symbios Clinical, Inc., dated as of July 21, 2008—incorporated by reference to Exhibit 10.30 to the Registrant's amendment no. 2 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on June 11, 2010.

10.28		CRO Services Agreement by and between the Registrant and Symbios Clinical, Inc., dated as of March 25, 2010—incorporated by reference to Exhibit 10.31 to the Registrant's amendment no. 2 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on June 11, 2010.

10.29		Amendment No. 1 to Lease by and between the Registrant and St. Paul Fire and Marine Insurance Company, dated as of June 14, 2010—incorporated by reference to Exhibit 10.32 to the Registrant's amendment no. 4 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on August 12, 2010.

10.30		Distribution Agreement by and between the Registrant and LeviBiotech s.r.l., dated July 1, 2010—incorporated by reference to Exhibit 10.33 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.

10.31		Distribution Agreement by and between the Registrant and Master Surgery Systems AS, dated November 22, 2010—incorporated by reference to Exhibit 10.34 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.

10.32		Distribution Agreement by and between the Registrant and Pacific Medical Systems Ltd., dated October 12, 2010—incorporated by reference to Exhibit 10.35 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.

Exhibit Number		Description of Exhibit
10.33		Distribution Agreement by and between the Registrant and Systemed A.E., dated November 22, 2010—incorporated by reference to Exhibit 10.36 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.

10.34		Distribution Agreement by and between the Registrant and Advanced Biomedical Pty Ltd., dated July 22, 2010—incorporated by reference to Exhibit 10.38 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.

10.35		Distribution Agreement by and between the Registrant and Biomed, S.A., dated July 12, 2010—incorporated by reference to Exhibit 10.39 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.

10.36		Distribution Agreement by and between the Registrant and Cardiac Services Ltd., dated November 22, 2010—incorporated by reference to Exhibit 10.41 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.

10.37		Distribution Agreement by and between the Registrant and F.O.C.S. GmbH, dated June 17, 2010—incorporated by reference to Exhibit 10.42 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.

10.38		Distribution Agreement by and between the Registrant and Fehling Instruments Middle East F.Z.C., dated September 1, 2010—incorporated by reference to Exhibit 10.43 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.

10.39		Distribution Agreement by and between the Registrant and Krijnen Medical Innovations B.V., dated June 17, 2010—incorporated by reference to Exhibit 10.44 to the Registrant's amendment no. 8 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 7, 2011.

10.40		Distribution Agreement by and between the Registrant and Sygan Medical GmbH, dated January 11, 2011—incorporated by reference to Exhibit 10.46 to the Registrant's amendment no. 9 to registration statement on Form S-1 (Reg. No. 333-165940) filed with the SEC on January 18, 2011.

10.41	*	Employment Agreement by and between the Registrant and Michael Reinhardt, dated as of May 2, 2011—incorporated by reference to Exhibit 10.47 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 12, 2011.

10.42	*	Employment Agreement by and between the Registrant and Randy LaBounty, dated as of May 2, 2011—incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 12, 2011.

10.43	*	Change in Control Agreement by and between the Registrant and Michael Reinhardt, dated as of May 2, 2011—incorporated by reference to Exhibit 10.49 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 12, 2011.

Exhibit Number		Description of Exhibit
10.44	*	Change in Control Agreement by and between the Registrant and Randy LaBounty, dated as of May 2, 2011—incorporated by reference to Exhibit 10.50 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 12, 2011.

10.45		Amendment No. 2 to Lease by and between Registrant and St. Paul Fire and Marine Insurance Company, dated as of May 25, 2011—incorporated by reference to Exhibit 10.51 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 filed with the SEC on August 10, 2011.

10.46		Sublease by and between the Registrant and New Horizon Enterprises, Ltd., dated as of June 2, 2011—incorporated by reference to Exhibit 10.52 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 filed with the SEC on August 10, 2011.

10.47		Common Stock Purchase Agreement by and between the Registrant and Aspire Capital Fund, LLC, dated as of October 24, 2011—incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 25, 2011.

10.51	*	2012 Director Stock Plan—incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012.

10.52		Contract Research Support Agreement by and between the Registrant and North American Science Associates, Inc., dated as of May 10, 2012—incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 15, 2012.

21	+	Subsidiaries of the Registrant—None.

24.1	+	Powers of Attorney (see signature page).

31.1	+	Chief Executive Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Chief Financial Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	++	Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2012, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Comprehensive Income, (iii) the Statements of Stockholders' Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

+
Filed herewith

++
Furnished herewith

*
Management Compensatory Plan or Arrangement.