Form 10-Q
period 2013-03-30
Kips Bay Medical, Inc.
filed 2013-05-09
CIK 1460198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to                           .

Commission File No.:  001-35080

Kips Bay Medical, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-8947689
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

There were 26,919,079 shares of Kips Bay Medical, Inc. common stock, par value $0.01, outstanding as of the close of business on May 3, 2013.

Kips Bay Medical, Inc.
Index to Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

Kips Bay Medical, Inc.

Balance Sheets

(Dollars in thousands, except share and per share amounts)

	March 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,416	$9,403
Short-term investments	4,459	947
Accounts receivable	44	31
Inventories	887	915
Prepaid expenses and other current assets	284	103
Total current assets	10,090	11,399
Property and equipment, net	447	457
Total assets	$10,537	$11,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196	$333
Accrued liabilities	273	455
Total current liabilities	469	788
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 26,919,079 and 26,346,079 issued and outstanding as of March 30, 2013 and December 31, 2012, respectively	269	263
Additional paid-in capital	41,106	40,655
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(31,306)	(29,850)
Total stockholders’ equity	10,068	11,068
Total liabilities and stockholders’ equity	$10,537	$11,856

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Comprehensive Income

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012

Net sales	$36	$53
Cost of sales	(16)	(24)
Gross profit	20	29
Operating Expenses:
Research and development	705	483
Selling, general and administrative	774	822
Operating loss	(1,459)	(1,276)
Interest income	3	5
Net loss	$(1,456)	$(1,271)
Basic and diluted net loss per share	$(0.05)	$(0.08)
Weighted average shares outstanding — basic and diluted	26,746,243	16,245,579

Comprehensive loss	$(1,457)	$(1,270)

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(1,456)	$(1,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12	28
Stock-based compensation	181	180
Amortization of premium on short-term investments	15	30
Other	—	15
Changes in operating assets and liabilities:
Accounts receivable	(13)	13
Inventories	27	(61)
Prepaid expenses and other current assets	(180)	(144)
Accounts payable	(136)	(26)
Accrued liabilities	(183)	3
Net cash used in operating activities	(1,733)	(1,233)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	641	1,777
Purchases of short-term investments	(4,169)	(3,970)
Purchase of property and equipment	(2)	(5)
Net cash used in investing activities	(3,530)	(2,198)
Cash flows from financing activities:
Proceeds from sale of common stock in a public offering, net of related costs of $33	276	—
Net cash provided by financing activities	276	—
Net decrease in cash and cash equivalents	(4,987)	(3,431)
Cash and cash equivalents at beginning of period	9,403	6,211
Cash and cash equivalents at end of period	$4,416	$2,780

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Notes To Financial Statements

1.                                      Organization and Business

Kips Bay Medical, Inc. (“we”, “us” or “our”) was incorporated in the state of Delaware on May 1, 2007. We are a medical device company focused on manufacturing and commercializing our external saphenous vein support technology, or eSVS Mesh, for use in coronary artery bypass grafting (“CABG”) surgery. Our eSVS Mesh is a nitinol mesh sleve that, when placed over a saphenous vein graft during CABG surgery, is designed to improve the structural characteristics and long-term performance of the saphenous vein graft. In CABG procedures, surgeons harvest blood vessels, including the internal mammary artery from the chest and the saphenous vein from the leg, and attach the harvested vessels to bypass, or provide blood flow around, blocked coronary arteries.

2.                                      Interim Financial Statements

We have prepared the accompanying unaudited interim financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto included in our most recent annual report on Form 10-K filed with the SEC on March 28, 2013. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

Inventories, net, consist of the following (in thousands):

	March 30, 2013	December 31, 2012
Raw materials	$82	$83
Work in process	368	371
Finished goods	437	461
Total	887	$915

5.                                      Net Loss Per Share

The following table summarizes our calculation of net loss per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended
	March 30, 2013	March 31, 2012
Net loss	$(1,456)	(1,271)
Weighted average shares outstanding—basic and diluted	26,746,243	16,245,579
Basic and diluted net loss per share	$(0.05)	(0.08)

The following outstanding potential common shares not included in diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended
	March 30, 2013	March 31, 2012
Employee and non-employee stock options	1,491,437	1,364,000
Common shares issuable to underwriters under purchase option agreements	603,125	103,125

6.                                      Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 30, 2013	December 31, 2012
Cash and cash equivalents
Cash	$249	$6,240
Money market funds	3,708	3,163
Corporate debt	459	—
Total cash and cash equivalents	$4,416	$9,403

Short-term investments
Money market funds	$—	$236
Commercial paper	948	611
Corporate debt	3,161	—
Bank certificate of deposit	350	100
Total short-term investments	$4,459	$947

As of March 30, 2013 and December 31, 2012, the remaining contractual maturities of short-term investments were less than 12 months. Due to the short-term nature of our investments, amortized cost approximates fair value for all investments.

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

A summary of financial assets measured at fair value on a recurring basis at March 30, 2013 and December 31, 2012 is as follows (in thousands):

	March 30, 2013				December 31, 2012
	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$3,708	3,708		$—	$3,399	3,399		$—
Bank certificate of deposit	350	—	350	—	100	—	100	—
Corporate debt securities	3,620	—	3,620	—	611	—	611	—
Commercial paper	948	—	948	—	—	—	—	—
Total	$8,626	3,708	4,918	$—	$4,110	3,399	711	$—

8.                                      Property and Equipment

Property and equipment consist of the following (in thousands):

	March 30, 2013	December 31, 2012
Furniture and fixtures	$58	$56
Machinery, equipment and tooling	505	505
Computers and software	204	204
Leasehold improvements	90	90
Accumulated depreciation	(410)	(398)
Property and equipment, net	$447	457

Depreciation expense for the three months ended March 30, 2013 and March 31, 2012 was $12,000 and $28,000, respectively.

9.                                      Commitments and Contingencies

Royalty Payments

The core intellectual property relating to our eSVS Mesh was acquired from Medtronic, Inc. pursuant to an Assignment and License Agreement dated October 9, 2007. As consideration for the assignment of such intellectual property, we have agreed to pay Medtronic an aggregate of up to $15.0 million upon the achievement of certain sales milestones and a royalty of 4% on sales of our eSVS Mesh. The milestones and related payments consist of $5.0 million due on the one-year anniversary of the first commercial sale of our eSVS Mesh, $5.0 million due when our cumulative net sales reach $15.0 million and $5.0 million due when our cumulative net sales reach $40.0 million. The first $5.0 million dollar milestone obligation was paid in June 2011. Royalty obligations are payable 60 days after the end of each fiscal quarter, are recorded as a component of our cost of sales and will terminate upon the earlier of the expiration of all of the patents and patent applications acquired from Medtronic, Inc., or when the aggregate royalties paid reaches $100.0 million. We recorded royalty expense of $1,000 and $2,000 for the three months ended March 30, 2013 and March 31, 2012, respectively.

Legal Proceedings

We are not currently engaged in any litigation.

10.                               Common Stock Purchase Agreement

On October 24, 2011, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $20.0 million of shares of our common stock (the “Purchase Shares”) over a three year period at purchase prices determined in accordance with the Purchase Agreement.  Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, dated as of October 24, 2011, in which we agreed to file one or more registration statements as permissible and necessary to register under the Securities Act of 1933, as amended, the sale by Aspire Capital of the shares of our common stock that were issued to Aspire Capital under the Purchase Agreement. We filed a registration statement which was declared effective by the SEC on January 26, 2012.

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

A summary of option activity for the three months ended March 30, 2013 is as follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at December 31, 2012	1,174,250	$3.64
Granted	340,000	0.67
Exercised	—	—
Cancelled	(22,813)	4.07
Options outstanding at March 30, 2013	1,491,437	$2.95

The assumptions used in the Black-Scholes option-pricing model for the three months ended March 30, 2013 are as follows:

March 30, 2013
Risk free interest rate	0.88%-1.16%
Dividend yield	0%
Expected volatility	56%
Expected term	5.50-6.25 years
Weighted average grant date fair value	$0.35

Restricted stock awards

A summary of restricted stock award activity is as follows:

	Number of Shares	Weighted Average Fair Value
Awards outstanding at December 31, 2012	67,500	$8.00
Granted	60,000	$0.79
Vested	(22,500)	—
Cancelled	—	—
Awards outstanding at March 30, 2013	105,000	3.88

The fair value of each restricted stock award is equal to the fair market value of our common stock at the date of grant. Restricted stock awards vest over a period of time that varies with the purpose of the individual award.  As of March 30, 2013, outstanding awards vest over periods of one to four years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. We recorded stock-based compensation expense for restricted stock grants of $51,000 and $64,000 for the three months ended March 30, 2013 and March 31, 2012, respectively.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Manufacturing	$—	$15
Research and development	49	55
Selling, general and administrative	93	110
Total stock-based compensation	$142	$180

Stock-based payments

In our first quarter of 2013, we engaged an outside consultant to provide certain services to the Company upon terms that provided for payment in shares of common stock of the Company, with the number of shares tied to agreed-upon performance criteria.  Upon completion of the engagement, our board of directors authorized us to issue 38,000 shares of common stock.  The fair value of each share of common stock was determined based upon closing price of our common stock on the date payment was authorized and accordingly, we recorded an expense of $39,000.

12.                               Employee Benefit Plan

On January 1, 2013, we implemented an employee 401(k) retirement savings plan. (the “Plan”). The Plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program.  All employees over the age of 21 who have completed one month of service are automatically enrolled in the Plan, but may elect to not participate.  The Plan allows eligible employees to contribute a portion of their annual compensation, subject only to maximum limits required by law.  We contribute an amount equal to 3% of each employees’ compensation under the Safe Harbor provisions provided by the Internal Revenue Service rules governing 401(k) plans.  Employee contributions vest immediately and employer contributions vest fully after two years of service.

Prior to January 1, 2013, we maintained a simplified employee retirement plan (“SEP”) which commenced on January 1, 2008. The SEP was a defined contribution plan; employee contributions were voluntary and were determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. We contributed up to 3% of each individual’s base salary as required under the Safe-Harbor provisions of Internal

Revenue Service rules governing SEP plans. Employer contributions vested immediately and were expensed when paid.

We have recorded contribution expenses of $16,000 and $13,000 for the three months ended March 30, 2013 and March 31, 2012, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and results of operations together with our unaudited financial statements and the related notes included elsewhere in this quarterly report. This discussion and analysis contains forward-looking statements about our business and operations, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many important factors, including the factors we describe under “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2012, as updated by this quarterly report.

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

We are currently conducting a feasibility trial for the U.S Food and Drug Administration (“FDA”).   This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG surgery and is titled the “eMESH I” study. The objective of this study is to demonstrate the initial safety and performance of the eSVS Mesh for use as an external saphenous vein graft (“SVG”) support device during CABG surgery.  We expect to enroll up to 120 patients at eight European and four U.S. sites and further expect to use the data from this study as the basis for the filing of  a request for an investigational device exemption (“IDE”) to perform a larger pivotal study which is required to demonstrate clinical effectiveness and support a request for approval to sell our eSVS Mesh in the United States.  Enrollments in this trial commenced in late August 2012 at the Bern University Hospital in Switzerland and in February 2013 at the Northeast Georgia Medical Center in Gainesville, Georgia.  The primary safety endpoint is the 30 day rate of MACE, defined as the rate of the composite of total mortality, myocardial infarction (heart attack), and/or coronary target vessel revascularization (percutaneous coronary intervention or CABG) within 30 days of the procedure. The eSVS Mesh performance will be evaluated based upon the angiographic patency rate of the enrolled grafts, where patency is defined as less than 50% stenosis, or blockage, of the SVG at six months after surgery.  We are currently working through the internal review and approval process with a number of leading cardiac centers in Europe and the United States to expand the total number of research sites to 12.  As of May 1, 2013, seven sites have received ethics committee approval and are actively recruiting patients for this study.

Upon completion of this study, we expect to request an IDE for a pivotal study in the U.S. However, we could be delayed by adverse clinical results or regulatory complications, and we may never receive U.S. marketing approval.

In December 2012, we completed a public offering of 10,000,000 shares of our common stock at a purchase price of $0.65 per share. All shares sold in this offering were newly issued by us. Gross proceeds from this offering were $6.5 million. After deducting the underwriting commissions and other expenses, we realized net proceeds of approximately $5.4 million. As additional consideration for this transaction, we issued options to purchase 500,000 shares of our common stock to the underwriter and its designees. These options have a five year term, an exercise price of $0.8125 per share or 125% of the purchase price of shares sold in this public offering, and become exercisable on December 21, 2013, one year after the effective date of this public offering.  On January 28, 2013, we issued an additional 475,000 shares to the underwriter at a purchase price of $0.65 per share pursuant to the underwriter’s partial exercise of its over-allotment option from this public offering.

As of March 30, 2013, we had an accumulated deficit of $31.3 million. We expect our losses to continue as we pursue commercialization of and further regulatory approvals for our eSVS Mesh.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our Audited Consolidated Financial Statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The critical accounting policies used in the preparation of the financial statements as of March 30, 2013 have remained unchanged from December 31, 2012.

Results of Operations

Comparison of the Three Months Ended March 30, 2013 to the Three Months Ended March 31, 2012 (in thousands)

	Three Months Ended		Percent
	March 30, 2013	March 31, 2012	Change
Net sales	$36	$53	(32.1)%
Cost of sales	(16)	(24)	(33.3)
Gross profit	20	29	(31.0)
Operating expenses:
Research and development	705	483	46.0
Selling, general and administrative	774	822	(5.8)
Total operating expenses	1,479	1,305	13.3
Other income (expense):
Interest income	3	5	(40.0)
Net loss	$(1,456)	$(1,271)	14.6%

Manufacturing costs and research and development and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options and restricted stock grants. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through March 30, 2012 vest upon time-based conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our statements of comprehensive income for the three months ended March 30, 2013 and March 31, 2012 (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Manufacturing	$—	$15
Research and development	49	55
Selling, general and administrative	93	110
Total stock-based compensation	$142	$180

Net Sales and Gross Profit

Our net sales were $36,000 in the first quarter of 2013, which represents a decrease of 32.1% from the first quarter of 2012. Our gross profit decreased 31.0% to $20,000 in the first quarter of 2013 as compared with $29,000 in the first quarter of 2012. These decreases in the current quarter reflected lower demand from our distributors. We expect sales to continue at modest levels until additional clinical study data is available.

Research and Development

Our research and development expenses increased 46.0% from $483,000 in the first quarter of 2012 to $705,000 in the first quarter of 2013.  This increase is due primarily to costs incurred for the feasibility study we are conducting for the FDA, which began enrolling patients in August 2012. Also contributing to this increase was our product development efforts intended to support expanding the product labeling for our eSVS Mesh to include the use of alternate sealants and to allow its use by physicians when they perform sequential grafts. We expect that our research and development costs will continue to increase as we continue our feasibility study for the FDA.

Selling, General and Administrative

Our selling, general and administrative (“SG&A”) expenses decreased 5.8% to $774,000 in the three months ended March 30, 2013 from $822,000 in the prior year period. This decrease was driven by a number of factors which included: a reduction in consulting fees incurred to support our commercial sales activity; and the first quarter of 2012 included professional fees related to the filing of a registration statement, required per our common stock purchase agreement with Aspire, which did not recur in 2013.  These decreases were partially offset by increased travel costs of our executive management.  We expect SG&A expenses to remain at or near current levels.

Interest Income

Interest income decreased $2,000 in first quarter of 2013 compared with the same period in the prior year. The decrease resulted primarily from our having lower cash, cash equivalents and short-term investments in the first quarter of 2013 as compared with the first quarter of 2012.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 30, 2013 and December 31, 2012 and for the three months ended March 30, 2013 and March 31, 2012 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	March 30, 2013	December 31, 2012
Cash and cash equivalents	$4,416	$9,403
Short-term investments	4,459	947
Working capital	9,621	10,611

	Three Months Ended
Cash Flow Data	March 30, 2013	March 31, 2012
Cash provided by (used in):
Operating activities	$(1,733)	$(1,233)
Investment activities	(3,530)	(2,198)
Financing activities	276	—
Net decrease in cash and cash equivalents	$(4,987)	$(3,431)

Cash and Cash Equivalents

Our total cash resources, including short-term investments, as of March 30, 2013 were $8.9 million compared to $10.4 million as of December 31, 2012. As of March 30, 2013, we had $469,000 in current liabilities and $9.6 million in net working capital. As of December 31, 2012, we had $788,000 in current liabilities and $10.6 million in net working capital. We incurred a net loss of $1.5 million and had negative cash flow from operating activities of $1.7 million for the three months ended March 30, 2012.

As we continue to pursue regulatory approvals, develop additional clinical data, continue the process of commercialization in international markets and develop additional applications for our eSVS Mesh, we expect to continue to incur substantial losses, which will continue to generate negative net cash flows from operating activities.

We market our eSVS Mesh in select European and other international markets. We continue to generate moderate levels of sales which we believe reflect the effects of cost pressures in the health care industry and our need to develop additional clinical data for the eSVS Mesh.

In December 2012, we completed a public offering of 10,000,000 shares of our common stock at a purchase price of $0.65 per share. All shares sold in this offering were newly issued by the Company. Gross proceeds from this offering were $6.5 million. After deducting the underwriting commissions and other expenses, we realized net proceeds of approximately $5.4 million. As additional consideration for this transaction, we issued options to purchase 500,000 shares of our common stock to the underwriter and its designees. These options have a five year term, an exercise price of $0.8125 per share or 125% of the purchase price of shares sold in this public offering, and become exercisable on December 21, 2013, one year after the effective date of this public offering.  On January 28,

2013, we issued an additional 475,000 shares to the underwriter at a purchase price of $0.65 per share pursuant to the underwriter’s partial exercise of its over-allotment option from this public offering.

In the future, we may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs. We expect that our current cash, cash equivalents and short-term investments will be sufficient to fund our planned operations for at least the next 12 months, and we have no current intention to enter into a credit facility or loan agreement. We do not anticipate any adverse effects stemming from the lack of an available credit facility at this time.

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.7 million and $1.2 million in the three months ended March 30, 2013 and March 31, 2012, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, non-cash stock-based compensation and the effects of changes in operating assets and liabilities.

Net Cash Used in Investment Activities

Net cash used in investment activities was $3.5 million and $2.2 million in the three months ended March 30, 2013 and March 31, 2012, respectively. Cash used in investment activities is related primarily to the purchase of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $276,000 in the three months ended March 30, 2013. Net cash provided by financing activities resulted from the sale of common stock to the underwriter of our December 2012 public offering, pursuant to the underwriter’s partial exercise of its over-allotment option.

Capital Requirements

We expect our existing resources as of the date of this quarterly report to be sufficient to fund our planned operations for at least the next 12 months. However, we may require significant additional funds earlier than we currently expect in order to conduct additional clinical trials to obtain regulatory approvals for our eSVS Mesh. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders’ interest may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and harm our business.

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

•                  general and economic business conditions; and

•                  the other risks described under Item 1A.  “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012, as updated in this quarterly report.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the United States Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 30, 2013 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2013, the Company engaged an outside consultant to provide certain services to the Company upon terms that provided for payment in shares of common stock of the Company, with the number of shares tied to agreed-upon performance criteria.  Upon completion of the engagement, the Company’s board of directors authorized the Company to issue 38,000 shares of common stock.  The fair value of each share of common stock was determined based upon closing price of the Company’s common stock on the date payment was authorized and accordingly, we recorded an expense of $39,000.  Such issuance of common stock was exempt from registration under Section 4(2) of the Securities Act, as amended, which provides an exemption for transactions not involving a public offering.

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

Through March 30, 2013, we have used $5.0 million of the net proceeds to fund the first milestone payment payable for the acquisition of certain intellectual property rights to our eSVS Mesh. We intend to use the remaining net proceeds from the Offering to fund the process of seeking regulatory approval to market our eSVS Mesh in the United States which includes human clinical trials; expand regulatory approval abroad; fund the development and testing of additional applications of our eSVS Mesh; and for working capital and general corporate purposes, including commercialization activities for our eSVS Mesh in select European and other international markets. Pending the uses described above, we have invested the remaining net proceeds in a variety of short-term, interest-bearing, investment grade securities.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIPS BAY MEDICAL, INC.

Date: May 9, 2013	/s/ Manny Villafaña
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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 30, 2013, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Comprehensive Income, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.*

# Management contract of compensatory plan or arrangement

* Furnished herewith.