Form 10-Q
period 2013-06-29
Kips Bay Medical, Inc.
filed 2013-08-08
CIK 1460198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

There were 26,979,079 shares of Kips Bay Medical, Inc. common stock, par value $0.01, outstanding as of the close of business on August 5, 2013.

Kips Bay Medical, Inc.
Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

Kips Bay Medical, Inc.

Balance Sheets

(Dollars in thousands, except per share amounts)

	June 29, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,084	$9,403
Short-term investments	5,449	947
Accounts receivable	42	31
Inventories	847	915
Prepaid expenses and other current assets	232	103
Total current assets	8,654	11,399
Property and equipment, net	426	457
Total assets	$9,080	$11,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53	$333
Accrued liabilities	325	455
Total current liabilities	378	788
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 29, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 26,979,079 and 26,346,079 issued and outstanding as of June 29, 2013 and December 31, 2012, respectively	270	263
Additional paid-in capital	41,245	40,655
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(32,810)	(29,850)
Total stockholders’ equity	8,702	11,068
Total liabilities and stockholders’ equity	$9,080	$11,856

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Comprehensive Loss

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net sales	$40	$57	$76	$110
Cost of sales	(19)	(25)	(35)	(49)
Gross profit	21	32	41	61
Operating expenses:
Research and development	757	667	1,462	1,150
Selling, general and administrative	773	752	1,547	1,574
Operating loss	(1,509)	(1,387)	(2,968)	(2,663)
Interest income	5	4	8	9
Net loss	$(1,504)	$(1,383)	$(2,960)	$(2,654)
Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.11)	$(0.16)
Weighted average shares outstanding — basic and diluted	26,944,065	16,342,017	26,844,369	16,293,798

Comprehensive loss	$(1,506)	$(1,382)	$(2,963)	$(2,652)

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(2,960)	$(2,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	26	53
Stock-based compensation	320	312
Amortization of premium on short-term investments	39	51
Other	15	17
Changes in operating assets and liabilities:
Accounts receivable	(11)	9
Inventories	68	(90)
Prepaid expenses and other current assets	(129)	(176)
Accounts payable	(280)	83
Accrued liabilities	(130)	87
Net cash used in operating activities	(3,042)	(2,308)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	1,082	2,592
Purchases of short-term investments	(5,625)	(4,220)
Purchase of property and equipment	(10)	(82)
Proceeds from the sale of property and equipment	—	2
Net cash used in investing activities	(4,553)	(1,708)
Cash flows from financing activities:
Proceeds from sale of common stock in a public offering, net of related costs of $33	276	—
Proceeds from sale of common stock under common stock purchase agreement, net of related costs of $4	—	135
Net cash provided by financing activities	276	135
Net decrease in cash and cash equivalents	(7,319)	(3,881)
Cash and cash equivalents at beginning of period	9,403	6,211
Cash and cash equivalents at end of period	$2,084	$2,330

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

Inventories, net, consist of the following (in thousands):

	June 29, 2013	December 31, 2012

Raw materials	$81	$83
Work in process	350	371
Finished goods	416	461
Total	$847	$915

5.             Net Loss Per Share

The following table summarizes our calculation of net loss per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net loss	$(1,504)	$(1,383)	$(2,960)	$(2,654)
Weighted average shares outstanding—basic and diluted	26,944,065	16,342,017	26,844,369	16,293,798
Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.11)	$(0.16)

The following outstanding potential common shares are not included in diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Employee and non-employee stock options	1,473,750	1,206,000	1,473,750	1,206,000
Common shares issuable to underwriters under option purchase agreements	603,125	103,125	603,125	103,125

6.             Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 29, 2013	December 31, 2012
Cash and cash equivalents
Cash	$406	$6,240
Money market funds	1,678	3,163
Total cash and cash equivalents	$2,084	$9,403

Short-term investments
Money market funds	$—	$236
Commercial paper	949	611
Corporate debt	4,150	—
Bank certificate of deposit	350	100
Total short-term investments	$5,449	$947

As of June 29, 2013 and December 31, 2012, the remaining contractual maturities of all short-term investments were less than 12 months. Due to the short-term nature of our investments, amortized cost approximates fair value for all investments.

7.             Fair Value of Financial Instruments

We apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 820”), Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under US GAAP, and enhances disclosures about fair value measurements.

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

A summary of financial assets measured at fair value on a recurring basis at June 29, 2013 and December 31, 2012 is as follows (in thousands):

	June 29, 2013				December 31, 2012
	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$1,678	$1,678	$—	$—	$3,399	$3,399	$—	$—
Bank certificate of deposit	350	—	350	—	100	—	100	—
Corporate debt securities	4,150	—	4,150	—	611	—	611	—
Commercial paper	949	—	949	—	—	—	—	—
Total	$7,127	$1,678	$5,449	$—	$4,110	$3,399	$711	$—

8.             Property and Equipment

Property and equipment consist of the following (in thousands):

	June 29, 2013	December 31, 2012

Furniture and fixtures	$58	$56
Machinery, equipment and tooling	505	505
Computers and software	197	204
Leasehold improvements	90	90
Accumulated depreciation	(424)	(398)
Property and equipment, net	$426	$457

Depreciation expense for the six months ended June 29, 2013 and June 30, 2012 was $26,000 and $53,000, respectively.

9.             Commitments and Contingencies

Royalty Payments

The core intellectual property relating to our eSVS Mesh was acquired from Medtronic, Inc. pursuant to an Assignment and License Agreement dated October 9, 2007. As consideration for the assignment of such intellectual property, we have agreed to pay Medtronic an aggregate of up to $15.0 million upon the achievement of certain sales milestones and a royalty of 4% on sales of our eSVS Mesh. The milestones and related payments consist of $5.0 million due on the one-year anniversary of the first commercial sale of our eSVS Mesh, $5.0 million due when our cumulative net sales reach $15.0 million and $5.0 million due when our cumulative net sales reach $40.0 million. The first $5.0 million dollar milestone obligation was paid in June 2011. Royalty obligations are payable 60 days after the end of each fiscal quarter, are recorded as a component of our cost of sales and will terminate upon the earlier of the expiration of all of the patents and patent applications acquired from Medtronic, Inc., or when the aggregate royalties paid reaches $100.0 million. We recorded royalty expense of $3,000 and $4,000 for the six months ended June 29, 2013 and June 30, 2012, respectively.

10.          Common Stock Purchase Agreement

On October 24, 2011, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $20.0 million of shares of our common stock (the “Purchase Shares”) over a three-year period at purchase prices determined in accordance with the Purchase Agreement.

The Purchase Agreement was terminated on December 28, 2012 in conjunction with the closing of our public stock offering completed on the same date.  We incurred no costs in conjunction with terminating the Purchase Agreement. As of December 28, 2012, we had sold 100,000 shares of common stock to Aspire Capital pursuant to the Purchase Agreement and, including certain shares of common stock issued to Aspire Capital in connection with the entry into  the Purchase Agreement, an aggregate of 478,788 shares of common stock had been issued to Aspire Capital pursuant to the Purchase Agreement.

11.          Stock-Based Compensation

2013 Equity Incentive Plan

The Kips Bay Medical, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) was adopted by the Board of Directors in March 2013 and approved by our stockholders at our annual meeting of stockholders held on May 22, 2013. The Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years and generally vest over four years for employees, at the rate of 25% of total shares underlying the option each year, and over three years for non-employees, with 25% vesting upon grant and 25% vesting each year thereafter. Under the Plan, a total of 2,500,000 shares of common stock are reserved for issuance.  As of June 29, 2013, no awards have been granted under the 2013 Plan.

2007 Long-Term Incentive Plan

The Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) was adopted by the Board of Directors in July 2007. In conjunction with stockholder approval of the 2013 Plan, the Board terminated the 2007 Plan, although awards outstanding under the 2007 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2007 Plan have a maximum term of ten years and generally vest over four years for employees, at the rate of 25% of total shares underlying the option each year, and over three years for non-employees, with 25% vesting upon grant and 25% vesting each year thereafter. As of June 29, 2013, options to purchase an aggregate of 1,473,750 and restricted stock awards for 165,000 shares of common stock remained outstanding under the 2007 Plan.

A summary of option activity for the six months ended June 29, 2013 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2012	1,174,250	$3.64
Granted	340,000	0.67
Exercised	—	—
Cancelled	(40,500)	3.94
Options outstanding at June 29, 2013	1,473,750	$2.94

The assumptions used in the Black-Scholes option-pricing model for the six months ended June 29, 2013 are as follows:

June 29, 2013
Risk free interest rate	0.88%-1.16%
Dividend yield	0%
Expected volatility	56%
Expected term	5.50-6.25 years
Weighted average grant date fair value	$0.35

Restricted stock awards

A summary of restricted stock award activity is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Awards outstanding at December 31, 2012	67,500	$8.00
Granted	120,000	$1.01
Vested	(22,500)	—
Cancelled	—	—
Awards outstanding at June 29, 2013	165,000	2.92

The fair value of each restricted stock award is equal to the fair market value of our common stock at the date of grant. Restricted stock awards vest over a period of time that varies with the purpose of the individual award.  As of June 29, 2013, outstanding awards vest over periods of one to four years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. We recorded stock-based compensation expense for restricted stock grants of $112,000 and $127,000 for the six months ended June 29, 2013 and June 30, 2012, respectively.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cost of sales	$—	$14	$—	$29
Research and development	37	11	86	66
Selling, general and administrative	102	107	195	217
Total stock-based compensation	$139	$132	$281	$312

Stock-based payments

In the first quarter of 2013, we engaged an outside consultant to provide certain services to us upon terms that provided for payment in shares of our common stock, with the number of shares tied to agreed-upon performance criteria.  Upon completion of the engagement and consideration of the achievement of the agreed-upon performance criteria, our Board of Directors authorized the issuance of 38,000 shares of our common stock.  The fair value of each share of common stock was determined based upon the closing price of our common stock on the date payment was authorized; and accordingly, we recorded an expense of $39,000.

12.          Employee Benefit Plan

On January 1, 2013, we implemented an employee 401(k) retirement savings plan (the “401(k) Plan”). The 401(k) Plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program.  All employees over the age of 21 who have completed one month of service are automatically enrolled in the 401(k) Plan, but may elect to not participate.  The 401(k) Plan allows eligible employees to contribute a portion of their annual compensation, subject only to maximum limits required by law.

We contribute an amount equal to 3% of each employees’ compensation under the safe harbor provisions provided by the Internal Revenue Service rules governing 401(k) plans.  Employee contributions vest immediately and employer contributions vest fully after two years of service.

Prior to January 1, 2013, we maintained a simplified employee retirement plan (“SEP”), which commenced on January 1, 2008. The SEP was a defined contribution plan; employee contributions were voluntary and were determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. We contributed up to 3% of each individual’s base salary as required under the safe harbor provisions of Internal Revenue Service rules governing SEP plans. Employer contributions vested immediately and were expensed when paid.

We have recorded contribution expenses of $30,000 and $25,000 for the six months ended June 29, 2013 and June 30, 2012, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and results of operations together with our unaudited financial statements and the related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements about our business and operations, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many important factors, including the factors we describe under the heading “Special Note Regarding Forward-Looking Statements”.

Overview

Kips Bay Medical, Inc. (“we”, “us”, “our” or the “Company”) is a medical device company focused on manufacturing and commercializing our external saphenous vein support technology, the eSVS Mesh, for use in coronary artery bypass grafting (“CABG”) surgery. Our eSVS Mesh is a nitinol mesh sleeve that, when placed on the outside of a saphenous vein graft during CABG surgery, is designed to improve the structural characteristics and long-term performance of the saphenous vein graft. CABG surgery is one of the most commonly performed cardiac surgeries in the United States. In CABG procedures, surgeons harvest blood vessels, including the internal mammary artery from the chest wall and the saphenous vein from the leg, and attach the harvested vessels to the heart in order to bypass, or provide blood flow around, blocked coronary arteries. We believe the use of our eSVS Mesh with saphenous vein grafts in CABG surgery will improve the long-term outcome of CABG procedures, including improved openness, or patency, and improved blood flow characteristics through the saphenous vein graft, resulting in a reduced need for costly and potentially complicated reoperations or revascularization procedures.

We received authorization to apply the CE Mark to our eSVS Mesh in May 2010 and we began marketing and commenced shipments in select international markets in June 2010. Our eSVS Mesh is a novel product and we are not aware of the establishment of any specific or supplemental reimbursements for our eSVS Mesh.  Our sales to date have been limited. We believe that our international sales have been adversely impacted by limited reimbursements being available to hospitals, along with the limited amount of clinical data on the performance of the eSVS Mesh and the continuing effects of budget difficulties in certain European countries. We expect sales to continue at modest levels until additional clinical study data is available.

We are currently conducting a feasibility trial for the U.S Food and Drug Administration (“FDA”). This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG surgery and is titled the eMESH I study. The objective of this study is to demonstrate the initial safety and performance of the eSVS Mesh for use as an external saphenous vein graft (“SVG”) support device during CABG surgery. We expect to enroll up to 120 patients at eight European and four U.S. sites and further expect to use the data from this study as the basis for the filing of a request for an investigational device exemption (“IDE”) to perform a larger pivotal study which is required to demonstrate clinical effectiveness and support a request for approval to sell our eSVS Mesh in the United States. Enrollments in this trial commenced in Europe in late August 2012 at the Bern University Hospital in Switzerland and in the United States in February 2013 at the Northeast Georgia Medical Center in Gainesville, Georgia. The primary safety endpoint is the 30-day rate of MACE, defined as the rate of the composite of total mortality, myocardial infarction (heart attack), and/or coronary target vessel revascularization (percutaneous coronary intervention or CABG) within 30 days of the procedure. The eSVS Mesh performance will be evaluated based upon the angiographic patency rate of the enrolled grafts, where patency is defined as less than 50% stenosis, or blockage, of the SVG at six months after surgery. As of August 1, 2013, nine sites, five in Europe and four in the United States, have received ethics committee or institutional review board approval and are actively recruiting patients. We plan to add some additional international sites going forward.  As of August 8, 2013, 29 patients had been enrolled in the eMESH I clinical feasibility trial.  We expect to use the data from this study as the basis for the filing of a request for an IDE to perform a pivotal trial in the United States and Europe.  However, we could be delayed by adverse clinical results or regulatory complications, and we may never receive U.S. marketing approval for our eSVS Mesh.

In December 2012, we completed a public offering of 10,000,000 shares of our common stock at a purchase price of $0.65 per share. All shares sold in this offering were newly issued by us. Gross proceeds from this offering were $6.5 million. After deducting the underwriting commissions and other expenses, we realized net proceeds of approximately $5.4 million. As additional consideration for this transaction, we issued options to purchase 500,000 shares of our common stock to the underwriter and its designees. These options have a five-year term, an exercise price of $0.8125 per share or 125% of the purchase price of shares sold in the offering, and become exercisable on December 21, 2013, one year after the effective date of the offering.  On January 28, 2013, we sold an additional 475,000 shares at a purchase price of $0.65 per share pursuant to the underwriter’s partial exercise of its over-allotment option.

As of June 29, 2013, we had an accumulated deficit of $32.8 million. We expect our losses to continue as we pursue commercialization of and further regulatory approvals for our eSVS Mesh.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our audited financial statements, included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes to our critical accounting policies and estimates.

Results of Operations

Comparison of the three and six months ended June 29, 2013 to the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2013	June 30, 2012	Percent Change	June 29, 2013	June 30, 2012	Percent Change
Net sales	$40	$57	(29.8)%	$76	$110	(30.9)%
Cost of sales	(19)	(25)	(24.0)	(35)	(49)	(28.6)
Gross profit	21	32	(34.4)	41	61	(32.8)
Operating expenses:
Research and development	757	667	13.5	1,462	1,150	27.1
Selling, general and administrative	773	752	2.8	1,547	1,574	(1.7)
Total operating expenses	1,530	1,419	7.8	3,009	2,724	10.5
Other income (expense):
Interest income	5	4	25.0	8	9	(11.1)
Net loss	$(1,504)	$(1,383)	8.7%	$(2,960)	$(2,654)	11.5%

Manufacturing costs and research and development and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options and restricted stock grants. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through June 29, 2013 vest upon time-based conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our statements of comprehensive loss for the three and six-month periods ended June 29, 2013 and June 30, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cost of sales	$—	$14	$—	$29
Research and development	37	11	86	66
Selling, general and administrative	102	107	195	217
Total stock-based compensation	$139	$132	$281	$312

Net Sales and Gross Profit

Our net sales decreased 29.8% to $40,000 in the second quarter of 2013, and decreased 30.9% to $76,000 in the first six months of 2013 as compared with the respective periods in the prior year. Our gross profit decreased 34.4% to $21,000 in the second quarter of 2013 and 32.8% to $41,000 for the first six months of 2013 as compared with the respective periods in the prior year. The decrease in net sales in the second quarter and year-to-date periods reflects the impact of limited reimbursements available to hospitals, the limited amount of clinical data on the performance of the eSVS Mesh and the continuing effects of budget difficulties in certain European countries. We expect sales to continue at modest levels until additional clinical study data is available.

Research and Development

Our research and development expenses increased 13.5%  from $667,000 in the second quarter of 2012 to $757,000 in the second quarter of 2013. Research and development expenses increased 27.1% from $1.2 million in the six months ended June 30, 2012 to $1.5 million in the six months ended June 29, 2013. These increases were due primarily to costs incurred for the feasibility study we are conducting for the FDA, which began enrolling patients in August 2012.  These increases were partially offset by reductions in product development costs incurred in support of expanded product labeling for the eSVS Mesh. We expect that our research and development costs will continue to increase as clinical study related activities increase.

Selling, General and Administrative

Our selling, general and administrative (“SG&A”) expenses increased 2.8% to $773,000 in the second quarter of 2013 from $752,000 in the second quarter of 2012. SG&A expenses decreased 1.7% to $1.5 million in the six months ended June 29, 2013 from $1.6 million in the six months ended June 30, 2012. The increase in the most recent quarter relates to increased compliance costs associated with being a public company and an increase in expense recorded for stock-based compensation.  The overall decrease for the six months ended June 29, 2013 was driven by a number of factors which included: a reduction in professional service fees incurred in support of our commercial sales activity and the first half of 2012 included professional fees related to the filing of a registration statement for our common stock purchase agreement with Aspire which did not recur in 2013. These decreases were partially offset by the activity noted during the most recent quarter and by increased travel costs for our management team. We expect SG&A expenses to increase slightly as we continue to pursue our international sales and marketing efforts.

Interest Income

Interest income increased $1,000 in the second quarter of 2013 and decreased $1,000 during the first six months of 2013, compared to the same periods in the prior year. The increase in the most recent quarter resulted from an increase in our cash, cash equivalents and short-term investments in the second quarter of 2013 as compared with the second quarter of 2012, partially offset by a decrease in short-term interest rates. The decrease in the first half of 2013 results from lower short-term interest rates during the first six months of 2013 as compared with the first six months of 2012.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 29, 2013 and December 31, 2012 and our cash flow data for the six months ended June 29, 2013 and June 30, 2012 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	June 29, 2013	December 31, 2012
Cash and cash equivalents	$2,084	$9,403
Short-term investments	5,449	947
Working capital	8,276	10,611

	Six Months Ended
Cash Flow Data	June 29, 2013	June 30, 2012
Cash provided by (used in):
Operating activities	$(3,042)	$(2,308)
Investment activities	(4,553)	(1,708)
Financing activities	276	135
Net decrease in cash and cash equivalents	$(7,319)	$(3,881)

Cash, Cash Equivalents and Short-Term Investments

Our total cash resources, including short-term investments, as of June 29, 2013 were $7.5 million compared to $10.4 million as of December 31, 2012. As of June 29, 2013, we had $378,000 in current liabilities and $8.3 million in net working capital. As of December 31, 2012, we had $788,000 in current liabilities and $10.6 million in net working capital. We incurred a net loss of $3.0 million and had negative cash flow from operating activities of $3.0 million for the six months ended June 29, 2013.

As we continue to pursue regulatory approvals, develop additional clinical data, continue the process of commercialization in international markets and develop additional applications for our eSVS Mesh, we expect to continue to incur substantial losses, which will continue to generate negative net cash flows from operating activities.

We market our eSVS Mesh in select European and other international markets. We continue to generate modest levels of sales which we believe reflect the effects of cost pressures in the health care industry and our need to develop additional clinical data for the eSVS Mesh.

In December 2012, we completed a public offering of 10,000,000 shares of our common stock at a purchase price of $0.65 per share. All shares sold in the offering were newly issued by us. Gross proceeds from the offering were $6.5 million. After deducting the underwriting commissions and other expenses, we realized net proceeds of approximately $5.4 million. As additional consideration for the transaction, we issued options to purchase 500,000 shares of our common stock to the underwriter and its designees. These options have a five-year term, an exercise price of $0.8125 per share, or 125% of the purchase price of shares sold in this public offering, and become exercisable on December 21, 2013, one year after the effective date of the offering.  On January 28, 2013, we sold an additional 475,000 shares at a purchase price of $0.65 per share pursuant to the underwriter’s partial exercise of its over-allotment option.

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.0 million and $2.3 million in the six months ended June 29, 2013 and June 30, 2012, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, non-cash stock-based compensation and the effects of changes in operating assets and liabilities. Net cash used in the first half of 2013 also includes the payment of $400,000 of costs related to our December 2012 public offering of common stock.

Net Cash Used in Investment Activities

Net cash used in investment activities was $4.6 million and $1.7 million in the six months ended June 29, 2013 and June 30, 2012, respectively. Cash used in investment activities in each of these periods related primarily to the purchase of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $276,000 and $135,000 in the six months ended June 29, 2013 and June 30, 2012, respectively. Net cash provided by financing activities during the most recent period resulted from the sale of our common stock pursuant to the underwriter’s partial exercise of its over-allotment option from our December 2012 public offering.

Capital Requirements

To date, we have used primarily equity and debt financings, and to a lesser extent, interest income, to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future.

We expect our existing resources as of the date of this report to be sufficient to fund our planned operations for at least the next 12 months. However, there is no assurance that additional funding will not be needed or sought prior to such time.  We may require significant additional funds earlier than we currently expect in order to conduct additional clinical trials to obtain regulatory approvals for our eSVS Mesh. As of June 29, 2013, we did not have any existing credit facilities under which we could borrow funds.  We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders’ interests may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and harm our business.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), that have or are reasonably likely to have a material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these arrangements.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, operating results and business. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. The use of future dates also may indicate a forward-looking statement. The forward-looking statements in this report include, but are not limited to, statements regarding uses for and benefits of our technology, the timing of and strategy for governmental approvals and product introductions, the commencement and cost of preclinical trials and post-market studies, our expectations regarding continued and increasing operating losses, modest sales levels, increased research and development expenses and SG&A expenses, continued negative net cash flow from operations, recording additional non-cash compensation expenses, our expected use of proceeds from our initial and most recent public offerings, the adequacy of our capital resources to fund planned operations, our ability to raise additional funds and operating and capital requirement expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from the information expressed or implied by our forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

•                  our ability to commercialize and market acceptance of our eSVS Mesh technology and our ability to sell our eSVS Mesh in Europe and other international countries where we have received required regulatory approvals;

•                  the status of our feasibility trial, including enrollment, completion and the results;

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

•                  our ability to obtain additional capital when needed or on acceptable terms;

•                  general and economic business conditions; and

•                  the other risks described under Item 1A.  “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see the information under the heading “Part II — Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2012.  The risks and uncertainties described above and under the heading “Part I — Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012 are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

This Item 3 is not applicable to us as a smaller reporting company and has been omitted.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 29, 2013, our disclosure controls and procedures were effective in ensuring that information relating to Kips Bay Medical, Inc. required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Not applicable.

Item 1A.   Risk Factors.

This Item 1A is not applicable to us as a smaller reporting company and has been omitted.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2013, we issued 60,000 shares of restricted stock to an individual independent consultant in exchange for consulting services.  The restricted stock will vest in three equal installments over the three-year term of the consulting agreement.  The issuance of the restricted stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.  The offer and sale of the restricted stock was limited to this one individual, and the certificate representing the restricted stock bears a restrictive legend.

Use of Proceeds from Initial Public Offering

We completed our initial public offering of shares of common stock during the first quarter of 2011. The effective date of our registration statement on Form S-1(File No. 333-165940) relating to the offering was February 10, 2011. A total of 2,062,500 shares of our common stock were registered and sold in the offering. In addition, we also granted to Rodman and Renshaw, LLC, the managing underwriter in the offering (“Rodman”), a warrant to purchase 103,125 shares of our common stock, which became exercisable at a price of $10.00 per share on February 10, 2012 and expires on February 10, 2016.

The aggregate offering price of our shares of common stock sold in the offering was $16.5 million. The aggregate underwriting discounts and commission for shares sold in the offering was $1.2 million, none of which was or will be paid to our affiliates. We incurred approximately $1.7 million of costs in connection with the offering, including a non-accountable expense allowance to Rodman of $165,000. We received net proceeds from the offering of approximately $13.6 million.

Through June 29, 2013, we have used $5.0 million of the net proceeds to fund the first milestone payment payable for the acquisition of certain intellectual property rights to our eSVS Mesh. We intend to use the remaining net proceeds from the offering to fund the process of seeking regulatory approval to market our eSVS Mesh in the United States which includes human clinical trials; expand regulatory approval abroad; fund the development and testing of additional applications of our eSVS Mesh; and for working capital and general corporate purposes, including commercialization activities for our eSVS Mesh in select European and other international markets. Pending the uses described above, we have invested the remaining net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from the offering from that described in the final prospectus dated February 11, 2011 filed by us with the SEC pursuant to Rule 424(b)(1).

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

During the second quarter of 2013, we held our annual meeting of stockholders.  One of the proposals submitted to a vote of our stockholders was the non-binding advisory vote on the frequency of the executive compensation advisory vote, or “say on pay” vote.  As previously disclosed, the frequency of two years received the most votes from our stockholders, on an advisory basis.  As this vote was consistent with the recommendation of our Board of Directors, our Board of Directors has determined that we will hold a non-binding advisory vote on executive compensation every two years until the next required vote on the frequency of an executive compensation advisory vote.

Item 6.   Exhibits.

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIPS BAY MEDICAL, INC.

Date: August 8, 2013	/s/ Manny Villafaña
Manny Villafaña, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott Kellen
Scott Kellen, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

KIPS BAY MEDICAL, INC.
FORM 10-Q

Exhibit Number	Description

10.1	Kips Bay Medical, Inc. 2013 Equity Incentive Plan (1)

10.2	Form of Incentive Stock Option Agreement under the Kips Bay Medical, Inc. 2013 Equity Incentive Plan

10.3	Form of Nonqualified Stock Option Agreement under the Kips Bay Medical, Inc. 2013 Equity Incentive Plan

10.4	Form of Restricted Stock Agreement under the Kips Bay Medical, Inc. 2013 Equity Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 29, 2013, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.*

* Furnished herewith.

(1)                                 Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s annual meeting of stockholders held on May 22, 2013 (File No. 001-35080)