Form 10-Q
period 2013-09-28
Kips Bay Medical, Inc.
filed 2013-11-07
CIK 1460198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

There were 26,979,079 shares of Kips Bay Medical, Inc. common stock, par value $0.01, outstanding as of the close of business on November 1, 2013.

Kips Bay Medical, Inc.

Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.         Financial Statements.

Kips Bay Medical, Inc.

Balance Sheets

(Dollars in thousands, except per share amounts)

	September 28, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,955	$9,403
Short-term investments	4,277	947
Accounts receivable	13	31
Inventories	820	915
Prepaid expenses and other current assets	163	103
Total current assets	7,228	11,399
Property and equipment, net	414	457
Total assets	$7,642	$11,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24	$333
Accrued liabilities	369	455
Total current liabilities	393	788
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 28, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 26,979,079 and 26,346,079 issued and outstanding as of September 28, 2013 and December 31, 2012, respectively	270	263
Additional paid-in capital	41,355	40,655
Accumulated other comprehensive loss	—	—
Accumulated deficit	(34,376)	(29,850)
Total stockholders’ equity	7,249	11,068
Total liabilities and stockholders’ equity	$7,642	$11,856

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Comprehensive Loss

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net sales	$13	$89	$89	$200
Cost of sales	(7)	(37)	(42)	(87)
Gross profit	6	52	47	113
Operating expenses:
Research and development	840	676	2,302	1,825
Selling, general and administrative	736	745	2,283	2,320
Operating loss	(1,570)	(1,369)	(4,538)	(4,032)
Interest income	4	4	12	13
Net loss	$(1,566)	$(1,365)	$(4,526)	$(4,019)
Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.17)	$(0.25)
Weighted average shares outstanding — basic and diluted	26,979,079	16,345,579	26,888,695	16,310,967

Comprehensive loss	$(1,563)	$(1,364)	$(4,526)	$(4,016)

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net loss	$(4,526)	$(4,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	41	82
Stock-based compensation	431	457
Amortization of premium on short-term investments	62	68
Other	17	16
Changes in operating assets and liabilities:
Accounts receivable	18	(14)
Inventories	95	(58)
Prepaid expenses and other current assets	(60)	(256)
Accounts payable	(309)	93
Accrued liabilities	(86)	74
Net cash used in operating activities	(4,317)	(3,557)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	2,233	4,544
Purchases of short-term investments	(5,625)	(4,525)
Purchase of property and equipment	(17)	(83)
Proceeds from the sale of property and equipment	2	2
Net cash used in investing activities	(3,407)	(62)
Cash flows from financing activities:
Proceeds from sale of common stock in a public offering, net of related costs of $33	276	—
Proceeds from sale of common stock under common stock purchase agreement, net of related costs of $4	—	135
Net cash provided by financing activities	276	135
Net decrease in cash and cash equivalents	(7,448)	(3,484)
Cash and cash equivalents at beginning of period	9,403	6,211
Cash and cash equivalents at end of period	$1,955	$2,727

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

Inventories, net, consist of the following (in thousands):

	September 28, 2013	December 31, 2012

Raw materials	$81	$83
Work in process	336	371
Finished goods	403	461
Total	$820	$915

5.                                      Net Loss Per Share

The following table summarizes our calculation of net loss per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net loss	$(1,566)	$(1,365)	$(4,526)	$(4,019)
Weighted average shares outstanding—basic and diluted	26,979,079	16,345,579	26,888,695	16,310,967
Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.17)	$(0.25)

The following outstanding potential common shares are not included in diluted net loss per share calculations as their effects would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Employee and non-employee stock options	1,386,250	1,186,000	1,386,250	1,186,000
Common shares issuable to underwriters under option purchase agreements	603,125	103,125	603,125	103,125
Common shares issuable to outside consultant under common stock purchase warrant	75,000	—	75,000	—

6.                                      Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 28, 2013	December 31, 2012
Cash and cash equivalents
Cash	$600	$6,240
Money market funds	1,104	3,163
Bank certificate of deposit	251	—
Total cash and cash equivalents	$1,955	$9,403

Short-term investments
Money market funds	$—	$236
Commercial paper	700	611
Corporate debt	3,227	—
Bank certificate of deposit	350	100
Total short-term investments	$4,277	$947

As of September 28, 2013 and December 31, 2012, the remaining contractual maturities of all short-term investments were less than 12 months. Due to the short-term nature of our investments, amortized cost approximates fair value for all investments.

7.                                      Fair Value of Financial Instruments

We apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value under US GAAP, and enhances disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. Valuation techniques used to measure fair value, as required by ASC Topic 820, must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Our cash, cash equivalents and short-term investments consist of bank deposits, money market funds, commercial paper and corporate debt securities. Our money market funds are traded in active markets and are recorded at fair value based upon quoted market prices.

We determine the fair value of our bank certificates of deposit, commercial paper and corporate debt securities using other observable inputs which may include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets which are not active, other quoted prices which are directly observable and/or market inputs that are not directly observable, but are derived from or corroborated by other observable market data. Accordingly, we have classified the valuation of these securities as Level 2.

Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments.

A summary of financial assets measured at fair value on a recurring basis at September 28, 2013 and December 31, 2012 is as follows (in thousands):

	September 28, 2013				December 31, 2012
	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$1,104	$1,104		$—	$3,399	$3,399	$—	$—
Bank certificate of deposit	601	—	601	—	100	—	100	—
Corporate debt securities	3,227	—	3,227	—	611	—	611	—
Commercial paper	700	—	700	—	—	—	—	—
Total	$5,632	$1,104	4,528	$—	$4,110	$3,399	$711	$—

8.                                      Property and Equipment

Property and equipment consist of the following (in thousands):

	September 28, 2013	December 31, 2012

Furniture and fixtures	$58	$56
Machinery, equipment and tooling	505	505
Computers and software	191	204
Leasehold improvements	90	90
Accumulated depreciation	(430)	(398)
Property and equipment, net	$414	$457

Depreciation expense for the nine months ended September 28, 2013 and September 29, 2012 was $41,000 and $82,000, respectively.

9.                                      Commitments and Contingencies

Royalty Payments

The core intellectual property relating to our eSVS Mesh was acquired from Medtronic, Inc. pursuant to an Assignment and License Agreement dated October 9, 2007. As consideration for the assignment of such intellectual property, we agreed to pay Medtronic an aggregate of up to $15.0 million upon the achievement of certain sales milestones and a royalty of 4% on sales of our eSVS Mesh. The milestones and related payments consist of $5.0 million due on the one-year anniversary of the first commercial sale of our eSVS Mesh, $5.0 million due when our cumulative net sales reach $15.0 million and $5.0 million due when our cumulative net sales reach $40.0 million. The first $5.0 million dollar milestone obligation was paid in June 2011. Royalty obligations are payable 60 days after the end of each fiscal quarter, are recorded as a component of our cost of sales and will terminate upon the earlier of the expiration of all of the patents and patent applications acquired from Medtronic, Inc., or when the aggregate royalties paid reaches $100.0 million. We recorded royalty expense of $4,000 and $8,000 for the nine months ended September 28, 2013 and September 29, 2012, respectively.

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

11.                               Stock-Based Compensation

2013 Equity Incentive Plan

The Kips Bay Medical, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) was adopted by the Board of Directors in March 2013 and approved by our stockholders at our annual meeting of stockholders held on May 22, 2013. The Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years and generally vest over four years for employees, at the rate of 25% of total shares underlying the option each year, and over three years for non-employees, with 25% vesting upon grant and 25% vesting each year thereafter. Under the Plan, a total of 2,500,000 shares of common stock have been reserved for issuance.  As of September 28, 2013, options to purchase 60,000 shares of common stock had been granted and restricted stock awards for 60,000 shares of common stock were outstanding under the 2013 Plan.

2007 Long-Term Incentive Plan

The Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) was adopted by the Board of Directors in July 2007. In conjunction with stockholder approval of the 2013 Plan, the Board terminated the 2007 Plan, although awards outstanding under the 2007 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2007 Plan have a maximum term of ten years and generally vest over four years for employees, at the rate of 25% of total shares underlying the option each year, and over three years for non-employees, with 25% vesting upon grant and 25% vesting each year thereafter. As of September 28, 2013, options to purchase an aggregate of 1,386,250 and restricted stock awards for 105,000 shares of common stock remained outstanding under the 2007 Plan.

A summary of option activity for the nine months ended September 28, 2013 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2012	1,174,250	$3.64
Granted	400,000	0.70
Exercised	—	—
Cancelled	(188,000)	2.99
Options outstanding at September 28, 2013	1,386,250	$2.87

The assumptions used in the Black-Scholes option-pricing model for the nine months ended September 28, 2013 are as follows:

September 28, 2013
Risk free interest rate	0.88%-1.80%
Dividend yield	0%
Expected volatility	56%
Expected term	5.50-6.25 years
Weighted average grant date fair value	$ 0.37

Restricted stock awards

A summary of restricted stock award activity is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Awards outstanding at December 31, 2012	67,500	$8.00
Granted	120,000	1.01
Vested	(22,500)	—
Cancelled	—	—
Awards outstanding at September 28, 2013	165,000	2.92

The fair value of each restricted stock award is equal to the fair market value of our common stock at the date of grant. Restricted stock awards vest over a period of time that varies with the purpose of the individual award.  As of September 28, 2013, outstanding awards vest over periods of one to four years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. We recorded stock-based compensation expense for restricted stock grants of $177,000 and $191,000 for the nine months ended September 28, 2013 and September 29, 2012, respectively.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Cost of sales	$—	$12	$—	$41
Research and development	34	42	120	108
Selling, general and administrative	77	91	272	308
Total stock-based compensation	$111	$145	$392	$457

Stock-based payments

In the first quarter of 2013, we engaged an outside consultant to provide certain services to us upon terms that provided for payment in shares of our common stock, with the number of shares tied to agreed-upon performance criteria.  Upon completion of the engagement and consideration of the achievement of the agreed-upon performance criteria, our Board of Directors authorized the issuance of 38,000 shares of our common stock.  The fair value of each share of common stock was determined based upon the closing price of our common stock on the date payment was authorized, and accordingly, we recorded an expense of $39,000.

In the third quarter of 2013, we engaged an outside consultant to provide certain services to us upon terms that provided for the issuance of a common stock purchase warrant for the purchase of up to 75,000 shares of our common stock.  The fair value of each share of the common stock purchase warrant was determined using a Black-Scholes option-pricing model with an estimated risk free interest rate of 0.35%, an expected volatility of 56% and an expected term of 2.0 years resulting in an estimated fair value per share of $0.24.

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

We have recorded contribution expenses of $47,000 and $39,000 for the nine months ended September 28, 2013 and September 29, 2012, respectively.

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

Overview

Kips Bay Medical, Inc.  is a medical device company focused on manufacturing and commercializing our external saphenous vein support technology, or eSVS Mesh, for use in coronary artery bypass grafting surgery. The eSVS Mesh is designed to be fitted like a sleeve on the outside of saphenous vein grafts(“SVG”) to strengthen SVGs used in coronary artery bypass graft surgery.  By strengthening the SVG and preventing the damaging expansion of the vein graft, we hope to reduce or prevent the resulting injury which can lead to SVG failure and potentially costly and complicated re-interventions for patients undergoing CABG surgery. To strengthen an SVG, the eSVS Mesh is manufactured from nitinol wire which gives the eSVS Mesh considerable strength, while remaining highly flexible and kink-resistant. CABG surgery is one of the most commonly performed cardiac surgeries in the United States. In CABG procedures, surgeons harvest blood vessels, including the left internal mammary artery from the chest wall and the saphenous vein from the leg, and attach the harvested vessels to the heart in order to bypass, or provide blood flow around, blocked coronary arteries.

We received authorization to apply the CE Mark to our eSVS Mesh in May 2010 and we began marketing and commenced shipments in select international markets in June 2010. Our eSVS Mesh is a novel product and we are not aware of the establishment of any specific or supplemental reimbursements for our eSVS Mesh.  Our sales to date have been limited and decreased during the three and nine month periods ended September 28, 2013 compared to the respective periods in the prior year.  Our net sales were $13,000 during the third quarter of 2013 and $89,000 during the first nine months of 2013, representing decreases of 85.4% and 55.5%, respectively, compared to the respective periods in the prior year. We believe that our sales have been adversely impacted by limited reimbursements and/or budgets available to hospitals, the limited amount of clinical data on the performance of the eSVS Mesh and the continuing effects of budget difficulties in certain European countries. During the third quarter of 2013, we made changes to our sales team resulting in the departure of our former Vice President of Sales and Marketing and the addition of two new employees possessing significant sales experience building the sales of new medical device technologies. We expect sales to continue at modest levels until additional clinical study data is available.

We are currently conducting a feasibility trial for the U.S Food and Drug Administration (“FDA”). This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG surgery and is titled the eMESH I clinical feasibility trial. The objective of this trial is to demonstrate the initial safety and performance of the eSVS Mesh for use as an external saphenous vein graft support device during CABG surgery. We expect to enroll 80-120 patients at up to ten international and four U.S. sites and, if this trial is successful, we intend to use the data from this study as the basis for the filing of a request for an investigational device exemption (“IDE”) to perform a larger pivotal study which is required to demonstrate clinical effectiveness and support a request for approval to sell our eSVS Mesh in the United States. Enrollments in the feasibility trial commenced in Europe in late August 2012 at the Bern University Hospital in Switzerland and in the United States in February 2013 at the Northeast Georgia Medical Center in Gainesville, Georgia. The primary safety endpoint is the 30-day rate of MACE, defined as the rate of the composite of total mortality, myocardial infarction (heart attack), and/or coronary target vessel revascularization (percutaneous coronary intervention or CABG) within 30 days of the procedure. The eSVS Mesh performance will be evaluated based upon the angiographic patency rate of the enrolled grafts, where patency is defined as less than 50% stenosis, or blockage, of the SVG at six months after surgery. As of November 1, 2013, twelve sites, eight in Europe and four in the United States, have received ethics committee or institutional review board approval and have enrolled, or are actively recruiting, patients in the trial. We plan to add up to two additional international sites going forward.  As of November 1, 2013, 43 patients had been enrolled in the eMESH I clinical feasibility trial.  Additional enrollments of patients within the United States are contingent upon approval by the FDA after reviewing six-month follow-up angiogram data for the first 10 patients. If the FDA determines that these angiograms are acceptable, we expect to receive approval from the FDA to enroll up to an additional 35 U.S. patients at up to 10 study sites.  No assurance can be provided that the FDA will approve any additional enrollments.  In addition, no assurance can be provided that our current feasibility trial or our anticipated larger pivotal study will be successful, or that once these studies are concluded, we will ever receive U.S. marketing approval for our eSVS Mesh.

We incurred a net loss of $4.5 million and had negative cash flow from operating activities of $4.3 million for the nine months ended September 28, 2013.  We expect our losses to continue as we pursue commercialization of and further regulatory approvals for our eSVS Mesh.  To date, we have used primarily equity and convertible debt financings to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future.  Our cash, cash equivalents and short-term investments, as of September 28, 2013 were $6.2 million compared to $10.4 million as of December 31, 2012.  We expect this balance to decrease as we continue to use cash to fund our operations.  We believe our cash, cash equivalents and short-term investments as of September 28, 2013 will be sufficient to fund our planned operations for at least the next 12 months. However, there is no assurance that we will not need or seek additional funding prior to such time.

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

Results of Operations

Comparison of the three and nine months ended September 28, 2013 to the three and nine months ended September 29, 2012 (in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2013	September 29, 2012	Percent Change	September 28, 2013	September 29, 2012	Percent Change
Net sales	$13	$89	(85.4)%	$89	$200	(55.5)%
Cost of sales	(7)	(37)	(81.1)	(42)	(87)	(51.7)
Gross profit	6	52	(88.5)	47	113	(58.4)
Operating expenses:
Research and development	840	676	24.3	2,302	1,825	26.1
Selling, general and administrative	736	745	(1.2)	2,283	2,320	(1.6)
Total operating expenses	1,576	1,421	10.9	4,585	4,145	10.6
Other income (expense):
Interest income	4	4	—	12	13	(7.7)
Net loss	$(1,566)	$(1,365)	14.7%	$(4,526)	$(4,019)	12.6%

Manufacturing costs and research and development and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options, warrants and restricted stock grants. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through September 28, 2013 vest upon time-based conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our statements of comprehensive loss for the three and nine-month periods ended September 28, 2013 and September 29, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Cost of sales	$—	$12	$—	$41
Research and development	34	42	120	108
Selling, general and administrative	77	91	272	308
Total stock-based compensation	$111	$145	$392	$457

Net Sales and Gross Profit

Our net sales decreased 85.4% to $13,000 in the third quarter of 2013, and decreased 55.5% to $89,000 in the first nine months of 2013 as compared with the respective periods in the prior year. Our gross profit decreased 88.5% to $6,000 in the third quarter of 2013 and 58.4% to $47,000 for the first nine months of 2013 as compared with the respective periods in the prior year. The decrease in net sales in the third quarter and year-to-date periods reflects the negative impact of limited reimbursements and/or budgets available to hospitals, the limited amount of clinical data on the performance of the eSVS Mesh and the continuing effects of economic difficulties in certain European countries. During the third quarter of 2013, we made changes to our sales team resulting in the departure of our former Vice President of Sales and Marketing and the addition of two new employees possessing significant sales experience building the sales of new medical device technologies. We expect sales to continue at modest levels until additional clinical study data is available.

Research and Development

Our research and development expenses increased 24.3% from $676,000 in the third quarter of 2012 to $840,000 in the third quarter of 2013. Research and development expenses increased 26.1% from $1.8 million in the nine months ended September 29, 2012 to $2.3 million in the nine months ended September 28, 2013. These increases were due primarily to costs incurred for the feasibility study we are conducting for the FDA, which began enrolling patients in August 2012, and costs associated with additional product design testing required by the FDA prior to our submission of a request for the approval to begin a pivotal study in the United States.  These increases were partially offset by reductions in product development costs incurred in support of expanded product labeling for the eSVS Mesh. We expect that our research and development costs will continue to increase as clinical study related activities increase.

Selling, General and Administrative

Our selling, general and administrative (“SG&A”) expenses decreased 1.2% to $736,000 in the third quarter of 2013 down from $745,000 in the third quarter of 2012. SG&A expenses decreased 1.6%, or 37,000, in the nine months ended September 28, 2013 as compared with the nine months ended September 29, 2012. These decreases were driven by a number of factors which included: a reduction in professional service fees incurred in support of our commercial sales activity and the incurrence of professional service fees related to the filing of a registration statement for our common stock purchase agreement with Aspire during the nine months ended September 29, 2012, which did not recur in 2013. These decreases were partially offset by increased travel costs for our management team and increased costs for product liability and directors and officers liability insurance. We expect SG&A expenses to increase slightly as we continue to pursue our international sales and marketing efforts.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 28, 2013 and December 31, 2012 and our cash flow data for the nine months ended September 28, 2013 and September 29, 2012 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	September 28, 2013	December 31, 2012
Cash and cash equivalents	$1,955	$9,403
Short-term investments	4,277	947
Working capital	6,835	10,611

	Nine Months Ended
Cash Flow Data	September 28, 2013	September 29, 2012
Cash provided by (used in):
Operating activities	$(4,317)	$(3,557)
Investing activities	(3,407)	(62)
Financing activities	276	135
Net decrease in cash and cash equivalents	$(7,448)	$(3,484)

Cash, Cash Equivalents and Short-Term Investments

Our total cash resources, including short-term investments, as of September 28, 2013 were $6.2 million compared to $10.4 million as of December 31, 2012. As of September 28, 2013, we had $393,000 in current liabilities and $6.8 million in working capital. As of December 31, 2012, we had $788,000 in current liabilities and $10.6 million in working capital. We incurred a net loss of $4.5 million and had negative cash flow from operating activities of $4.3 million for the nine months ended September 28, 2013.

We expect to continue to incur substantial losses, which will continue to generate negative net cash flows from operating activities as we continue to pursue regulatory approvals, develop additional clinical data and continue the process of commercialization in international markets for our eSVS Mesh.  While we continue to market our eSVS Mesh in select European and other international markets, our sales to date have been limited and negatively affected by limited reimbursements and/or budgets available to hospitals, the limited amount of clinical data on the performance of the eSVS Mesh and the continuing effects of budget difficulties in certain European countries. We expect our sales to remain at modest levels until additional clinical study data is available.

Net Cash Used in Operating Activities

Net cash used in operating activities was $4.3 million and $3.6 million in the nine months ended September 28, 2013 and September 29, 2012, respectively. The net cash used in each of these periods primarily reflects the net loss for these periods, offset in part by depreciation, non-cash stock-based compensation and the effects of changes in operating assets and liabilities. Net cash used in the nine months ended September 28, 2013 also includes the payment of $400,000 of costs related to our December 2012 public offering of common stock.

Net Cash Used in Investing Activities

Net cash used in investment activities was $3.4 million and $62,000 in the nine months ended September 28, 2013 and September 29, 2012, respectively. Cash used in investment activities in each of these periods related primarily to the net purchase of short-term investments and purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $276,000 and $135,000 in the nine months ended September 28, 2013 and September 29, 2012, respectively. Net cash provided by financing activities during the most recent period resulted from the sale of our common stock pursuant to the underwriter’s partial exercise of its over-allotment option from our December 2012 public offering.

Capital Requirements

To date, we have used primarily equity and debt financings, and to a lesser extent, interest income, to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future.

In December 2012, we completed a public offering of 10,000,000 shares of our common stock at a purchase price of $0.65 per share. All shares sold in the offering were newly issued by us. Gross proceeds from the offering were $6.5 million. After deducting the underwriting commissions and other expenses, we realized net proceeds of approximately $5.4 million. As additional consideration for the transaction, we issued options to purchase 500,000 shares of our common stock to the underwriter and its designees. These options have a five-year term, an exercise price of $0.8125 per share, or 125% of the purchase price of shares sold in the offering, and become exercisable on December 21, 2013, one year after the effective date of the offering.  On January 28, 2013, we sold an additional 475,000 shares at a purchase price of $0.65 per share pursuant to the underwriter’s partial exercise of its over-allotment option.

We believe our cash, cash equivalents and short-term investments as of September 28, 2013 will be sufficient to fund our planned operations for at least the next 12 months. However, we may require significant additional funds earlier than we currently expect in order to continue our feasibility trial for the FDA, plan for our anticipated larger pivotal study and conduct additional clinical trials to obtain regulatory approvals for our eSVS Mesh. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time.  We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.  As of September 28, 2013, we did not have any existing credit facilities under which we could borrow funds.  We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the interests of our current stockholders may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any of these events could adversely affect our ability to achieve our regulatory approvals and commercialization goals and harm our business.

If adequate funds are not available, we may be required to terminate, significantly modify or delay our clinical programs, reduce our planned commercialization efforts, or obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently.

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

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, operating results and business. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. The use of future dates also may indicate a forward-looking statement. The forward-looking statements in this report include, but are not limited to, statements regarding uses for and benefits of our technology, the timing of and strategy for governmental approvals and product introductions, the commencement and cost of preclinical trials and post-market studies, our expectations regarding continued and increasing operating losses, modest sales levels, research and development expenses and SG&A expenses, continued negative net cash flow from operations, recording additional non-cash compensation expenses, the adequacy of our capital resources to fund planned operations, our ability to raise additional funds and operating and capital requirement expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from the information expressed or implied by our forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

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

•                  general and economic business conditions; and

•                  the other risks described under “Part I - Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see the information under the heading “Part II — Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2012.  The risks and uncertainties described above and under the heading “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012 are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

This Item 3 is not applicable to us as a smaller reporting company and has been omitted.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2013, our disclosure controls and procedures were effective in ensuring that information relating to Kips Bay Medical, Inc. required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings.

Not applicable.

Item 1A.        Risk Factors.

This Item 1A is not applicable to us as a smaller reporting company and has been omitted.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the third quarter of 2013, we did not issue or sell any equity securities of ours without registration under the Securities Act of 1933, as amended, except for the issuance of stock options to purchase an aggregate of 60,000 shares at an exercise price of $0.91 per share to two new non-officer employees under the Kips Bay Medical, Inc. 2013 Equity Incentive Plan and the issuance of a warrant to purchase 75,000 shares to a professional services firm in exchange for services.  The stock options vest and become exercisable in four equal installments on each of the one-

year, two-year, three-year and four-year anniversaries of the grant date and expire on August 5, 2023.  The warrant vests on April 1, 2014 and expires on April 1, 2017.  These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.  The offer and sale of the options and warrant were limited to these two individuals and one entity, and the certificates representing these securities bear a restrictive legend.

Issuer Purchasers of Equity Securities

During the third quarter of 2013, we did not purchase any shares of our common stock or other equity securities of ours.  Our Board of Directors has not authorized any repurchase plan or program for the purchase of shares of our common stock or other securities in the open market or otherwise.

Use of Proceeds from Initial Public Offering

We completed our initial public offering of shares of common stock during the first quarter of 2011. The effective date of our registration statement on Form S-1 (File No. 333-165940) relating to the offering was February 10, 2011. A total of 2,062,500 shares of our common stock were registered and sold in the offering. In addition, we also granted to Rodman and Renshaw, LLC, the managing underwriter in the offering (“Rodman”), a warrant to purchase 103,125 shares of our common stock, which became exercisable at a price of $10.00 per share on February 10, 2012 and expires on February 10, 2016.

The aggregate offering price of our shares of common stock sold in the offering was $16.5 million. The aggregate underwriting discounts and commissions for shares sold in the offering were $1.2 million. We incurred approximately $1.7 million of costs in connection with the offering, including a non-accountable expense allowance to Rodman of $165,000.  None of the offering expenses resulted in direct or indirect payments to any of our directors and officers, or their associates; persons owning ten percent or more of our outstanding ordinary shares; or other affiliates of ours.

After deducting offering expenses, we received net proceeds of approximately $13.6 million. As of September 28, 2013, the net proceeds from our initial public offering were used as follows:  $5.0 million of the net proceeds to pay the first milestone payment payable related to our acquisition of certain intellectual property rights to our eSVS Mesh; $6.0 million to further the process of seeking regulatory approval to market our eSVS Mesh in the United States and abroad; and $2.6 million, representing the remaining net proceeds, for working capital and general corporate purposes, including commercialization activities for our eSVS Mesh in select international markets.  None of the net proceeds from our initial public offering resulted in direct or indirect payments to any of our directors and officers, or their associates; persons owning ten percent or more of our outstanding ordinary shares; or other affiliates of ours.

Item 3.         Defaults Upon Senior Securities.

Not applicable.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

On May 22, 2013, we held our annual meeting of stockholders.  One of the proposals submitted to a vote of our stockholders was the non-binding advisory vote on the frequency of the executive compensation advisory vote, or “say on pay” vote.  As previously disclosed, the frequency of two years received the most votes from our stockholders, on an advisory basis.  As this vote was consistent with the recommendation of our Board of Directors, our Board of Directors has determined that we will hold a non-binding advisory vote on executive compensation every two years until the next required vote on the frequency of an executive compensation advisory vote.

Item 6.         Exhibits.

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIPS BAY MEDICAL, INC.

Date: November 7, 2013	/s/ Manny Villafaña
Manny Villafaña, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott Kellen
Scott Kellen, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

KIPS BAY MEDICAL, INC.
FORM 10-Q

EXHIBIT INDEX

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 28, 2013, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

* Furnished herewith.