Form 10-K
period 2013-12-31
Kips Bay Medical, Inc.
filed 2014-03-12
CIK 1460198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number: 001-35080

KIPS BAY MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	20-8947689 (IRS Employer Identification No.)
3405 Annapolis Lane North, Suite 200
Minneapolis, Minnesota	55447
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (763) 235-3540

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sales price at which the common stock was last sold as of June 28, 2013 (the last trading day of the registrant’s second fiscal quarter) as reported by the NASDAQ Capital Market on that date was $15,394,000.

As of March 10, 2014, there were 33,014,079 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s proxy statement for its 2014 annual meeting of stockholders to be held May 20, 2014

______________

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. For more information, see “Part I. Item 1. Business – Forward-Looking Statements.”

As used in this report, the terms “Kips Bay,” the “Company,” “we,” “us,” “our” and similar references refer to Kips Bay Medical, Inc. and the term “common stock” refers to our common stock, par value $0.01 per share.

Kips Bay Medical® and eSVS® are a couple of our trademarks used in this report. This report also includes trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this report appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names.

PART I

Item 1.    Business

Overview

We are a medical device company focused on developing, manufacturing and commercializing our external saphenous vein support technology, the eSVS® Mesh, for use in coronary artery bypass surgery, or CABG, surgery. Our eSVS Mesh is designed to be fitted like a sleeve on the outside of saphenous vein grafts (referred to as an SVG or vein graft) to strengthen SVGs used in CABG surgery. By strengthening the SVG and preventing the damaging expansion of the vein graft, we hope to reduce or prevent the resulting injury which can lead to SVG failure and potentially costly and complicated re-interventions for patients undergoing CABG surgery.

CABG is one of the most commonly performed cardiac surgeries in the world. According to the Cleveland Clinic, each year, over 800,000 CABG surgeries are performed worldwide. According to results published in the European Journal of Cardio-Thoracic Surgery in 2009, each CABG procedure involves an average of 3.3 bypass grafts. In CABG procedures, the left internal mammary artery, or LIMA, is most commonly used to bypass the left anterior descending artery, or LAD, and saphenous veins generally are used for any remaining grafts.

In CABG procedures, surgeons harvest blood vessels, including the LIMA from the chest and the saphenous vein from the leg, and attach the harvested vessels to provide blood flow around, and thereby bypassing, blockages in coronary arteries of the heart. The effectiveness of the procedure, however, is often limited by the failure rate of SVGs, which has been shown in various studies and reports to range from 7% to 26% one year after surgery and 40% to 50% ten years after surgery. Failure of vein grafts is typically evidenced by partial or complete blockage and this compromised blood flow can lead to chest pain (angina), congestive heart failure, irregular heartbeat, myocardial infarction (heart attack) or death. Vein graft failures can lead to the need for further, costly coronary interventions up to and including re-doing the CABG surgery. A repeat of a CABG procedure to repair a failing or failed graft is a technically more difficult procedure with mortality rates three to five times higher than the original CABG procedure.

We believe the use of our eSVS Mesh with SVGs in CABG surgery can strengthen the SVG and prevent the damaging consequences of expansion of the vein graft. We hope to reduce or prevent the resulting injury which can lead to SVG failure and thereby reduce the need for costly and complicated re-interventions for patients undergoing CABG surgery and also to improve patients’ quality of life. To strengthen an SVG, the eSVS Mesh is manufactured from nitinol wire which gives it considerable strength, while remaining highly flexible and kink-resistant.

We received authorization to apply the CE Mark to our eSVS Mesh in May 2010 and we began marketing and commenced shipments in select international markets in June 2010. In November 2013, we received an updated CE Mark expanding our ability to promote the eSVS Mesh for use with sequential grafts. A single graft that is connected from the aorta to multiple coronary arteries is referred to as a sequential graft. We sell our eSVS Mesh to distributors who, in turn, sell to hospitals and clinics. Our eSVS Mesh is a novel product and we are not aware of the establishment of any specific or supplemental reimbursements for it. To date, sales of our eSVS Mesh have been limited.

We are currently conducting a feasibility trial for the U.S Food and Drug Administration, or FDA. This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG surgery and is titled the “eMESH I” study. The objective of this study is to demonstrate the initial safety and performance of the eSVS Mesh for use as an external saphenous vein graft support device during CABG surgery and to support a future pivotal trial. The FDA’s initial approval of our investigational device exemption, or IDE, to begin clinical feasibility trial work in the United States allowed us to enroll 15 patients at up to four sites in the United States. Additional enrollments within the United States are contingent upon the FDA’s favorable review of the six-month follow-up angiogram data from either the first five U.S. patients or the first 10 patients made up of both U.S. and European patients. We expect to use the data from this study as the basis for the filing of a request for IDE to perform a pivotal trial which is required to demonstrate clinical effectiveness and to support a request for approval to sell our eSVS Mesh in the United States. Enrollments in this trial commenced internationally in late August 2012 at the Bern University Hospital in Switzerland and in the United States in February 2013 at the Northeast Georgia Medical Center in Gainesville, Georgia. The primary safety endpoint is the 30-day rate of MACE, defined as the rate of the composite of total mortality, myocardial infarction (heart attack), and/or coronary target vessel revascularization (percutaneous coronary intervention or CABG) within 30 days of the procedure. The eSVS Mesh performance will be evaluated based upon the angiographic patency rate of the enrolled grafts, where patency is defined as less than 50% stenosis, or blockage, of the SVG at six months after surgery. As of March 1, 2014, seven sites in Europe and four sites in the United States have enrolled or are recruiting patients for the trial. One study site has discontinued its participation in the trial as a result of the transfer of the cardiac surgeon leading the trial at such site. We are adding one additional international site which has received its ethics committee approval and is in the process of finalizing its clinical trial agreement in order to begin enrolling which we expect to commence during the second quarter of 2014. As of March 1, 2014, 50 patients had been enrolled in the eMESH I clinical feasibility trial.

Based upon initial discussions with the FDA, we have implemented a modification to the study protocol allowing the enrollment of patients with only one qualifying graft. The intent of this modification is to increase enrollments in the trial. During the third quarter of 2013, the first two European sites received their internal approvals and began enrolling patients with one qualifying graft. We are in the process of seeking approval of this modification for the remaining European sites and from the FDA. Patients will be followed through hospital discharge, with additional follow-up visits at 30 days, three months, six months, one year and yearly thereafter through five years. However, only the results through the six-month follow-up visit will be submitted to the FDA as part of an application for an IDE to conduct a pivotal trial in the United States.

In reviewing the early results of the eMESH I clinical feasibility trial, we could be required to wait for additional angiogram data from a larger group of patients in order to support receiving an expanded approval from the FDA. Based upon consultations with our medical advisors and several of the cardiac surgeons participating in the eMESH I clinical feasibility trial, we are in the process of proposing to the FDA a combination of changes in the application of the eSVS Mesh to the saphenous vein grafts and to the surgical implant technique for the eSVS Mesh treated graft. We believe that these changes will reduce the variables in the study. These changes are intended to reduce the risk of early graft occlusion and may make it easier to implant the eSVS Mesh as well as reduce costs. We hope that based upon these changes, we will be allowed to add additional study sites and enroll additional patients in the United States. No assurance can be provided that the FDA will approve any additional enrollments in the United States. In addition, no assurance can be provided that our current feasibility trial or our anticipated larger pivotal study will be successful, or that once these studies are concluded, we will receive U.S. marketing approval for the eSVS Mesh. Based upon initial discussions with the FDA, we plan to incorporate these changes at our clinical study sites in Europe, upon each site receiving any necessary ethics committee and/or government approvals. We expect that these sites will continue to enroll patients using the current techniques until such approvals are received.

We estimate that more than 500 commercial implants have been performed in Europe and the Middle East since commercialization of the eSVS Mesh device began in June 2010. Over this period, there have been no reportable adverse events related to the eSVS Mesh device. We believe that surgeons using the eSVS Mesh commercially may also benefit from these changes and therefore intend to implement these changes in our training of surgeons using the eSVS Mesh commercially upon receiving the necessary approvals.

In addition to the feasibility trial, we also are conducting a post-market study intended to support our international reimbursement and marketing activities with a clinical evaluation of the short-term (three to six months) and long-term (two years) post-implant patency of our eSVS Mesh in the treatment of SVGs used in CABG, as compared with prospective SVG CABG without our eSVS Mesh. This study is being performed at the University Hospital Basel, Clinic for Cardiac Surgery, in Basel, Switzerland and has reached its initial target enrollment of 20 patients. We intend to expand enrollment in this study up to a total of 40 patients.

Our Strategy

Our objective is to obtain regulatory approval and commercialize our eSVS Mesh in the United States and achieve significant market adoption of our eSVS Mesh technology in CABG and other vascular applications. Key elements of our strategy to achieve this objective include the following:

●

Obtain Regulatory Approval and Commercialize Our eSVS Mesh in the United States. We are currently conducting our eMESH I clinical feasibility trial in the United States and Europe. Enrollments in this trial commenced in Europe in August 2012 at the Bern University Hospital, Bern, Switzerland and in the United States in February 2013 at the Northeast Georgia Medical Center in Gainesville, Georgia. Upon completion of the eMESH I feasibility trial, we expect to request an IDE for a pivotal study. In the United States, a pivotal study is required to develop the clinical data necessary to support an application for premarket approval from the FDA. If we receive the necessary regulatory approval, we plan to commercially introduce our eSVS Mesh in the United States through a combination of direct sales employees and independent distributors with access to key CABG centers and key physicians. However, we could be delayed by adverse clinical results or regulatory complications, and we may never receive U.S. marketing approval.

●

Commercialize Our eSVS Mesh in Select European and other International Markets. We received CE Mark approval for our eSVS Mesh in May 2010. The CE Mark allows us to sell our eSVS Mesh for use in CABG procedures in the countries within the European Union, the European Economic Area, and the European Free Trade Association. We began marketing and commenced shipments of our eSVS Mesh in select European markets in June 2010 and in the United Arab Emirates in October 2010. Since we received our CE Mark in May 2010, we estimate that there have been in excess of 500 implants of our eSVS Mesh. We have engaged independent distributors for the United Arab Emirates and a number of European countries, including Switzerland, Italy, Spain, Belgium, the Netherlands, Luxembourg, Ireland, Greece, Denmark, Sweden, Norway, Austria and France. We believe that we have engaged independent distributors experienced in their respective European markets to promote and sell our eSVS Mesh. Concurrent with this effort, we have also engaged independent distributors in non-European countries and have commenced activities to seek regulatory approval to begin marketing in other international markets.

●

Partner with Leading Medical Centers and Thought Leaders in the Industry. We are working with respected medical centers and key thought leaders to demonstrate and communicate the potential benefits of our eSVS Mesh. We believe that it will be important to increase the awareness of our eSVS Mesh by collaborating with key opinion leaders at leading academic and medical institutions and supporting post-approval marketing studies outside of the United States and publication of peer-reviewed articles. We believe that we have formed strong relationships with surgeons at a number of University-based and private cardiovascular surgery centers.

CABG Surgery

Coronary artery bypass grafting involves the construction of an alternative path for blood to flow around, or “bypass”, a narrowed or occluded coronary artery and thereby restore blood flow from the aorta to an area past the blockage. This procedure is generally accomplished by harvesting and using saphenous veins from the patient’s leg and the left internal mammary artery, or LIMA, from the chest wall as bypass grafts. Most commonly, the LIMA is utilized for bypassing blockages in the left anterior descending artery, or LAD, of the heart, while saphenous veins are utilized for bypassing blockages in other coronary arteries.

For SVGs, one end of the harvested vessel is generally attached to the aorta for blood inflow, and the opposite end is attached to the target coronary vessel. If a LIMA is used as the bypass graft, it must be cut away from the chest wall, leaving one end in place near the aorta, while the opposite end is attached to the target vessel, providing blood flow from the arterial circulation. Once in place, these grafts allow blood flow to bypass the narrowed or occluded portion of the coronary artery.

The following diagram illustrates the use of the left internal mammary artery graft and SVGs in CABG surgery:

Current Disadvantages of Saphenous Vein Grafts

Since its first successful use in the 1960’s, the SVG has been and continues to be one of the most commonly used conduits in CABG surgery. Some of the main advantages of using the saphenous vein include its ease of accessibility, its ease of handling, and the number of grafts, typically three, that can be constructed from a single vein. Despite these advantages and the widespread use of saphenous veins in CABG surgery, several issues have been identified, such as:

●	Pressure normally exerted on veins is much lower than the pressure on arteries. Arterial pressure is normally 80-120 mm Hg while central venous pressure is normally about 3-10 mm Hg.

●

Veins do not have the strong muscular wall found in arteries. Therefore, when placed under higher arterial pressures, the veins typically dilate, or expand, with a significant increase in the vein graft wall tension, or stress, which can damage the internal lining of the vein graft.

●

Veins have large lumens as compared to arteries, resulting in a mismatch of lumen diameters when an SVG is connected to a coronary artery. This size mismatch can result in slower, more turbulent blood flow in the vein graft which can be harmful to the normal and necessary function of the internal lining of the vein graft.

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

eSVS Mesh—Our Solution

Our eSVS Mesh is designed to address the limitations of unsupported SVGs by providing vein grafts with physical attributes similar to those of an artery. The eSVS Mesh is designed to be fitted like a sleeve on the outside of saphenous vein grafts to strengthen SVGs used in coronary artery bypass graft surgery. By strengthening the SVG and preventing the damaging expansion of the vein graft, we hope to reduce or prevent the resulting injury which can lead to SVG failure and potentially costly and complicated re-interventions for patients undergoing CABG surgery. To strengthen an SVG, the eSVS Mesh is manufactured from nitinol wire which gives the eSVS Mesh considerable strength, while remaining highly flexible and kink-resistant.

An artery has a thick muscular wall which developed to handle the higher pressures, and a relatively small lumen that produces higher blood velocities, offering less chance for blood to pool and clot. In contrast, a vein has a thinner, less muscular wall due to the lower pressures normally found in veins and a larger lumen designed to maintain these lower pressures. We believe that larger, thinner-walled veins will have greater potential benefit from our eSVS Mesh.

Our eSVS Mesh is designed to provide the vein graft with physiological attributes similar to those of an artery by strengthening the vessel wall, reducing the lumen diameter and improving blood flow characteristics. We believe the key benefits of our eSVS Mesh technology include:

●

Structural Support to Strengthen SVG. Structural support provided by our eSVS Mesh is designed to prevent expansion of the SVG and the resulting damage to the vessel when it is exposed to the significantly higher arterial pressures, which can prevent a thickening of the vessel wall over time (neointimal hyperplasia) and the resulting graft failure.

●

Improved Arterial-Like Blood Flow. Our eSVS Mesh is designed to reduce the diameter of the SVG. We refer to this as radial constriction. Radial constriction helps to insure that the inside diameter of the graft, or lumen, will be more uniform in size and more closely match the inside diameter of the target coronary artery to which it is attached, thereby increasing blood flow velocities and reducing the potential for clot formation.

●	Innovative Design. Our eSVS Mesh is designed to pulse, or “comply,” as blood flows through the SVG in a manner similar to the typical compliance of an artery.

●

Compatibility with Current CABG Procedures. We believe that our eSVS Mesh is compatible with current CABG procedures, including on-pump or off-pump procedures, robotically assisted CABG and open or endoscopic saphenous vein harvest methods. Except for the placement of our eSVS Mesh on the SVG, the surgical steps to use an SVG with our eSVS Mesh are essentially the same as would be performed for any coronary artery bypass procedure utilizing unsupported SVGs. We do not expect, nor have we seen, a significant increase in CABG procedure time due to eSVS Mesh use.

Our eSVS Mesh technology consists of the following:

●	eSVS Mesh (25 cm length, and either 3.5, 4.0 or 4.5 mm in diameter);

●	Delivery tube for use in placing our eSVS Mesh on the saphenous vein (color-coded, one for each diameter of our eSVS Mesh);

●	Suture snare for use in loading our eSVS Mesh onto the saphenous vein; and

●	Sizing tool for use in choosing the correct device size based on saphenous vein diameter.

Clinical Development of Our eSVS Mesh

Feasibility Trial for the FDA

We are currently conducting a feasibility trial for the FDA. This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG surgery and is titled the “eMESH I” study. The objective of this study is to demonstrate the initial safety and performance of the eSVS Mesh for use as an external saphenous vein graft support device during CABG surgery and to support a future pivotal trial. The protocol for this trial was reviewed by the FDA and incorporates specific guidance provided by the FDA. As part of this trial, each patient will be required to have two qualifying SVGs to be enrolled in the trial. Additional SVGs are allowed but will not be included in the trial evaluation. Each patient will serve as his or her own control, meaning that each trial subject will be implanted with one SVG treated with our eSVS Mesh and one untreated SVG. The two SVGs must be pre-specified during the procedure and the graft treated with our eSVS Mesh will be randomized to either the right coronary artery or the left circumflex artery system.

The FDA’s initial approval of our investigational device exemption to begin enrolling patients in the eMESH I clinical feasibility trial in the United States allowed us to enroll 15 patients at up to four sites in the United States. Additional enrollments within the United States are contingent upon the FDA’s favorable review of the six-month follow-up angiogram data from either the first five U.S. patients or the first 10 patients made up of both U.S. and European patients. We expect to use the data from this study as the basis for the filing of a request for IDE to perform a pivotal trial which is required to demonstrate clinical effectiveness and to support a request for approval to sell our eSVS Mesh in the United States.

Enrollments in this trial commenced internationally in late August 2012 at the Bern University Hospital in Switzerland and in the United States in February 2013 at the Northeast Georgia Medical Center in Gainesville, Georgia. The primary safety endpoint is the 30-day rate of MACE, defined as the rate of the composite of total mortality, myocardial infarction (heart attack), and/or coronary target vessel revascularization (percutaneous coronary intervention or CABG) within 30 days of the procedure. The eSVS Mesh performance will be evaluated based upon the angiographic patency rate of the enrolled grafts, where patency is defined as less than 50% stenosis, or blockage, of the SVG at six months after surgery. As of March 1, 2014, seven sites in Europe and four sites in the United States have enrolled or are recruiting patients for the trial. One study site has discontinued its participation in the trial as a result of the transfer of the cardiac surgeon leading the trial at such site. We are adding one additional international site which has received its ethics committee approval and is in the process of finalizing its clinical trial agreement in order to begin enrolling, which we expect to commence during the second quarter of 2014. As of March 1, 2014, 50 patients had been enrolled in the eMESH I clinical feasibility trial.

Based upon initial discussions with the FDA, we have implemented a modification to the study protocol allowing the enrollment of patients with only one qualifying graft. The intent of this modification is to increase enrollments in the trial. During the third quarter of 2013, the first two European sites received their internal approvals and began enrolling patients with one qualifying graft. We are in the process of seeking approval of this modification for the remaining European sites. Patients will be followed through hospital discharge, with additional follow-up visits at 30 days, three months, six months, one year and yearly thereafter through five years. However, only the results through the six-month follow-up visit will be submitted to the FDA as part of an application for an IDE to conduct a pivotal trial in the United States.

In reviewing the early results of the eMESH I clinical feasibility trial, we could be required to wait for additional angiogram data from a larger group of patients in order to support receiving an expanded approval from the FDA. Based upon consultations with our medical advisors and several of the cardiac surgeons participating in the eMESH I clinical feasibility trial, we are in the process of proposing to the FDA a combination of changes in the application of the eSVS Mesh to the saphenous vein grafts and to the surgical implant technique for the eSVS Mesh treated grafts. We believe that these changes will reduce the variables in the study. These changes are intended to reduce the risk of early graft occlusion and may make it easier to implant the eSVS Mesh. We hope that based upon these changes, we will be allowed to add additional study sites and enroll additional patients in the United States. However, no assurance can be provided that the FDA will approve any additional enrollments in the United States. In addition, no assurance can be provided that our current feasibility trial or our anticipated larger pivotal study will be successful, or that once these studies are concluded, we will receive U.S. marketing approval for the eSVS Mesh. Based upon initial discussions with the FDA, we plan to incorporate these changes at our clinical study sites in Europe, upon each site receiving any necessary ethics committee and/or government approvals. We expect that these sites will continue to enroll patients using the current techniques until such approvals are received.

European Post-Market Studies

In addition to the feasibility trial, we also are conducting a post-market study intended to support our international reimbursement and marketing activities with a clinical evaluation of the short-term (three to six months) and long-term (two years) post-implant patency of our eSVS Mesh in the treatment of SVGs used in CABG, as compared with prospective SVG CABG without our eSVS Mesh. This study is being performed at the University Hospital Basel, Clinic for Cardiac Surgery, in Basel, Switzerland and reached its initial target enrollment of 20 patients in the fourth quarter of 2013. We intend to expand enrollment in this study up to a total of 40 patients.

CE Mark and International Human Clinical Trial

We received CE Mark approval in May 2010 based upon our international human clinical trial. We began marketing and commenced shipments of our eSVS Mesh in select European markets in June 2010. In November 2013, we received an updated CE Mark expanding our ability to market the eSVS Mesh for use with sequential grafts. A single graft that is connected from the aorta to multiple coronary arteries is referred to as a sequential graft.

The first human clinical trial of our eSVS Mesh was a non-inferiority trial where each patient was randomized to receive an SVG with our eSVS Mesh to bypass either the right coronary artery or the left circumflex artery, two arteries commonly bypassed during CABG. The bypassed artery not chosen to receive our eSVS Mesh served as the control and received a standard SVG. To ensure Good Clinical Practices compliance, outside resources were utilized for data collection and analysis, including a contract research organization, or CRO, for data entry and verification, a physician clinical events committee for the review and evaluation of adverse events, and an angiographic core lab for assessment of SVG patency. Seven international centers enrolled 90 patients in this trial. Enrollment in this trial closed on July 21, 2009. The international sites involved in this trial, and the number of patients enrolled at each site, is provided below:

Center Name	Number of Patients Enrolled
Schleswig-Holstein University Hospital, Kiel, Germany	25
National University Hospital, Singapore	21
University Of Cape Town, Cape Town, South Africa	20
Hospital Regional De Sion, Sion, Switzerland	9
Auckland City Hospital, Auckland, New Zealand	8
Hospital Universitario 12 de Octubre, Madrid, Spain	5
Prince Charles Hospital, Brisbane, Australia	2
Total	90

In this trial, our goal was to demonstrate that the use of our eSVS Mesh results in no more major adverse cardiac and cerebral events, or MACCE, than standard CABG surgery. The primary safety endpoint of this trial was statistical non-inferiority based on the total rate of MACCE at 30-days post-implant as compared to published literature. MACCE is a composite of the following: myocardial infarction, or heart attack; stroke; revascularization due to blocked vein grafts, including surgery or stenting; and death. In summary, there were four adverse events that met the protocol definition of MACCE, which compared favorably to the compilation of published literature that presented 30-day post-implant MACCE rates for CABG surgery patients, separating the MACCE category into the composite factors listed above. A table summarizing these results is shown below:

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

●

One center had implant methods incompatible with our eSVS Mesh. Specifically, this center had issues with failure of the proximal anastomotic site, resulting in graft closure. We have modified our instructions for use to provide clear direction to surgeons on how to make the proximal anastomotic site when using our eSVS Mesh.

●

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

Pivotal Trial

We anticipate that the primary safety endpoint of a pivotal trial in the United States will be statistical non-inferiority of major adverse cardiac events, or MACE, at 30-days post-implant in patients with SVGs treated with our eSVS Mesh as compared with the reported total rate of MACE as published in prior CABG study reports. The primary effectiveness endpoint of this trial is expected to be statistical non-inferiority of the patency of SVGs treated with our eSVS Mesh vessels as compared to untreated SVGs at 12 months post-implant.

Until the requirements of the study are agreed to by the FDA, which includes the number of patients required, we cannot estimate the time required to complete enrollment on a pivotal study. However, prior to commercializing our eSVS Mesh in the United States, we will be required to submit a pre-market approval application to the FDA which includes the final results from a pivotal study. Approval of a pre-market approval by the FDA generally takes approximately one year from the time the application is submitted. We could be delayed by adverse clinical results or regulatory complications, and we may never receive marketing approval of our sSVS Mesh in the United States.

Preclinical Testing

Preclinical trials of our eSVS Mesh technology have been presented in peer-reviewed journals, including The Journal of Thoracic and Cardiovascular Surgery in February 2008 and the Journal of Vascular Surgery in June 2009. Between 2002 and 2007, Medtronic, Inc. sponsored multiphase trials with the Cardiovascular Research Unit of the Christiaan Barnard Department of Cardiothoracic Surgery at the University of Cape Town in South Africa, to evaluate the effects of various designs of external nitinol mesh sleeves on the vascular architecture of vein grafts used in CABG and peripheral bypass procedures. This multiphase research concluded that the use of our eSVS Mesh technology showed a statistically significant decrease in intimal hyperplasia after six months of implantation. In addition to these trials, Medtronic and the University of Cape Town collaborated on stress, fatigue, durability, and finite element analysis of knitted eSVS Mesh designs.

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

In August 2012, we submitted additional pre-clinical test information to the FDA. The FDA considered this additional information prior to issuing their November 8, 2012 letter granting us an approval with conditions to begin human clinical testing of our eSVS Mesh in the United States.

In 2013, we completed an animal study to demonstrate the compatibility of our eSVS Mesh with a synthetic sealant and to demonstrate the ability to perform sequential grafts with our eSVS Mesh. A single graft that is connected from the aorta to multiple coronary arteries is referred to as a sequential graft. We submitted this data to our Notified Body, as part of a request for an expansion of the product labeling for our eSVS Mesh to indicate that our eSVS Mesh is compatible with a synthetic sealant and with the performance of sequential bypass grafts. Both of these requests were approved, and in November 2013, we received an updated CE Mark certificate.

Additional eSVS Mesh Applications

In light of and in response to developments with the FDA, our staff has been focused on advancing our eMESH I clinical feasibility trial in Europe and the United States and on developing the additional clinical information which the FDA has requested prior to expanding the number of patients which may be enrolled under our initial IDE approval. As a result, we have not devoted substantial amounts of time to the development of additional eSVS Mesh applications. We expect that our clinical trials, primarily our eMESH I feasibility trial, will remain our primary focus for 2014 and we will devote time to the further development of additional applications for the eSVS Mesh as schedules and priorities permit. Nonetheless, additional development projects based on our eSVS Mesh technology that we may in the future explore and advance include peripheral grants, synthetic grafts and arteriovenous fistula for dialysis.

Each of these potential applications is described below:

●

Peripheral Grafts. In this clinical application, SVGs are used to bypass obstructed arterial vessels in the legs. We have conducted initial preclinical trials for this application, utilizing SVGs with our eSVS Mesh in place and have completed preliminary assessments of this procedure.

●

Synthetic Grafts. In this clinical application, our eSVS Mesh may provide a compliant, structural support to a graft made from synthetic or biological materials which allow for the optimization of the physical properties of the graft.

●

Arteriovenous Fistula for Dialysis. In this clinical application, a fistula, or connection, is made between an artery and a vein, normally in the non-dominant arm, for circulatory system access in patients requiring chronic dialysis.

Sales and Marketing

Europe and Other International Markets

In May 2010, we obtained the CE Mark for our eSVS Mesh, which allows us to sell our eSVS Mesh for use in CABG procedures in countries within the European Union, the European Economic Area, and the European Free Trade Association. In November 2013, we received an updated CE Mark expanding our ability to promote the eSVS Mesh for use with sequential grafts. We began marketing and commenced shipments of our eSVS Mesh in select European Union markets in June 2010.

We utilize independent distributors to commercialize our eSVS Mesh in Europe. We have entered into agreements with independent distributors for Switzerland, Italy, Spain, Belgium, the Netherlands, Luxembourg, Ireland, Greece, Denmark, Sweden, Norway, Austria and France to conduct sales in these markets. We have also entered into an agreement and begun commercial sales with an independent distributor for the United Arab Emirates. These distribution agreements generally have terms of three years, restrict distributors from selling products competitive with our eSVS Mesh and grant exclusivity within a territory, which is generally limited to a single country. In addition, we may terminate the distributor’s exclusivity or the entire agreement if the distributor fails to achieve agreed upon sales targets. These distributors are supported by our U.S.-based staff with regard to product and physician training and promotional materials.

We work with our distributors to drive clinical utilization of our eSVS Mesh in key centers within their respective territories. As the European cardiac surgery market is characterized by centralized, high-volume cardiac surgery centers, we believe this market can be effectively addressed through a small, highly-focused independent distributor network.

We are not aware of the establishment of any specific or supplemental reimbursements for our eSVS Mesh and we were recently denied a government-sponsored supplemental reimbursement in Germany for our eSVS Mesh for 2014. We have, however, obtained reporting codes for the eSVS Mesh in Germany (an “OPS” code) and Switzerland (a “CHOP” code). Effective January 1, 2014, these codes allow for the clinical use and cost of the eSVS Mesh to be captured and identified by the respective governmental reimbursement authorities. Our ultimate goal in obtaining these reporting codes is to lead to a more informed decision by the respective health systems to either institute a new reimbursement for the eSVS Mesh or adjust the existing reimbursement codes for CABG surgery to cover the cost of the eSVS Mesh.

We intend to pursue additional post-market clinical studies designed to validate both the short- and long-term outcomes of patients who receive our eSVS Mesh. We intend to use follow-up imaging studies to evaluate patency rates of eSVS Mesh-treated SVGs as compared with SVGs not treated with the eSVS Mesh. We envision that the results of these studies will be presented at scientific meetings and presented in peer-reviewed journals, which we believe will increase the visibility and adoption of our eSVS Mesh. We also intend to use these studies to support applications for public hospital reimbursement in those countries that require outcomes data for such reimbursement.

United States

We are required to obtain a pre-market application approval from the FDA in order to market our eSVS Mesh in the United States. The timeline for obtaining this approval is subject to the results of our current FDA feasibility trial, a future pivotal trial and requirements of the FDA. If and when our eSVS Mesh receives the required regulatory approval in the United States, we intend to utilize a combination of direct sales employees and independent distributors to commercialize our eSVS Mesh in the United States. We expect that these contracts will be on terms similar to those described above for our agreements with international distributors. We expect that these distributors will be supported by our staff with regard to training and promotional materials. We have engaged an outside reimbursement expert to assist us in evaluating the current requirements for obtaining reimbursement for our eSVS Mesh from the Centers for Medicare & Medicaid Services, or CMS, and private U.S. insurance carriers. We intend to incorporate in our pivotal trial protocol, requirements to collect the data required to optimize our chances for obtaining favorable reimbursement decisions in the United States.

Intellectual Property

Patents, trade secrets, know-how and other proprietary rights are important to the success of our business. We believe our patents are valuable and our trade secrets, especially with respect to manufacturing processes, are also important in maintaining the proprietary nature of our eSVS Mesh.

We protect our proprietary rights through a variety of methods, including filing patent applications and trademark applications and vigorously preserving the trade secrets covering our technology and other intellectual property rights. As a condition of employment, we require employees to execute an agreement relating to the confidential nature of and company ownership of proprietary information and assigning intellectual property rights to us. We require confidentiality agreements from vendors, consultants and others who may have access to proprietary information. We generally limit access to our facilities and review the release of company information in advance of public disclosure.

As of March 1, 2014, we had twelve issued patents covering the eSVS Mesh, including five issued in the United States, two each issued in Japan, South Africa, Canada and one European patent. The European patent has been validated and is enforceable in eight European countries. In addition, we have three patent applications pending in the United States, including one for which we received a notice of allowance in February 2014, and five patent applications pending in countries outside the United States. Our issued patents and pending patent applications include claims directed towards, among other things, the knitted, resilient and compliant structure of our eSVS Mesh, which is designed to provide structural support to prevent vessel expansion and provide the vein graft with physiological attributes similar to those of an artery, and the surgical procedures relating to the delivery system design and implant deployment method for our eSVS Mesh.

Competitors may attempt to replicate some or all of the competitive advantages we derive from our eSVS Mesh or design around our technology, and they may be able to market products and use manufacturing processes that are substantially similar to ours, each of which we believe would be highly likely if we are able to achieve significant market acceptance of our eSVS Mesh. In addition, third parties may assert that our eSVS Mesh infringes the claims in their patents or seek to expand their patent claims to cover aspects of our eSVS Mesh. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities or require us to seek licenses. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all, and we may be required to redesign our eSVS Mesh to avoid infringement.

The core intellectual property relating to our eSVS Mesh was sold to us by Medtronic pursuant to an Assignment and License Agreement dated October 9, 2007. Pursuant to the Assignment and License Agreement, Medtronic also sold to us intellectual property relating to a brushed ePTFE vascular graft, or the Brushed Graft Product. As consideration for the sale of intellectual property relating to the eSVS Mesh and the Brushed Graft Product and other rights granted by the Assignment and License Agreement, we have agreed to pay Medtronic an aggregate of $20.0 million upon the achievement of certain sales milestones relating to the eSVS Mesh and the Brushed Graft Product and a royalty of 4% on sales of our eSVS Mesh and the Brushed Graft Product. The royalty will terminate upon the earlier of the expiration of all of the patents and patent applications, or when the aggregate royalties paid reach $100.0 million. If we become insolvent, make an assignment for the benefit of creditors, go into liquidation or receivership or otherwise lose legal control of our business, any or all technology sold to us pursuant to our agreement with Medtronic, including potentially all of the core intellectual property and patent rights related to our eSVS Mesh, could revert to Medtronic, at Medtronic’s discretion and upon notice by Medtronic. In addition, if we determine to cease commercializing our eSVS Mesh, Medtronic may cause the core intellectual property and patent rights related to our eSVS Mesh to revert to Medtronic.

Competition

The development and commercialization of medical devices to treat cardiovascular disease is a highly competitive industry. Physicians and patients may select among a variety of treatments to address coronary artery disease, including pharmaceutical therapy, balloon angioplasty, stenting with bare metal or drug-eluting stents, atherectomy catheters, lasers and CABG procedures, with the selection often depending upon the health of the patient and the severity of the disease. If physicians or their patients choose alternative treatments to CABG surgery due to the disadvantages of CABG surgery, such as the failure rate of CABG surgery, or if additional alternative treatments for cardiovascular disease are developed, there may be a decrease in the number of CABG surgery procedures. The American College of Cardiology/American Heart Association treatment guidelines indicate that CABG is beneficial and recommended to improve long-term survival in patients with coronary artery disease in their left main coronary artery or coronary artery disease in three or more coronary arteries.

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

We are aware of three companies that have developed support devices to be used on the outside of SVGs. Vascular Graft Solutions, an Israeli company, is developing a product called the VEST expandable external support system which is designed to reduce vein graft failures in CABG surgery. It is our understanding that Vascular Graft Solutions concluded patient enrollment in its first in-human trial at three centers in the United Kingdom. We are not aware of the results of this study being published. However, according to information presented on the company’s website, Vascular Graft Solutions received CE Mark approval in March 2013 and plans to commence marketing activities in early 2014. Alpha Research, a Swiss company, has developed a product known as the Biocompound Graft for use in coronary and peripheral bypass operations. The product is a stainless steel braided mesh, indicated for use in coronary or peripheral bypass with patients who have irregularly shaped veins. B. Braun, a German company, has developed a product known as ProVena for use in peripheral bypass operations. The product is a woven polymer mesh, indicated for use in peripheral artery bypass operations using vein grafts.

We believe that Vascular Graft Solutions’ product will be a direct competitor to our eSVS Mesh if and when it is able to establish sales and distribution and initiate commercial manufacturing operations. We believe that the Alpha Research and B. Braun products are not currently direct competitors to our eSVS Mesh, and are not likely to become direct competitors in the near future, because the Biocompound Graft is intended for use only with irregularly shaped veins and the ProVena is intended for use with non-coronary procedures. However, it is possible that one or both of these companies, or other potential competitors, will seek approval to use these or similar devices for procedures with similar or identical indications for use as our eSVS Mesh.

A fourth company, Neograft Technologies, Inc., is developing a product named the Angioshield that it believes will serve as a structural polymeric support layer surrounding the vein that mechanically strengthens it against over-dilation from arterial pressure. We are not aware of Neograft conducting any pre-clinical or clinical studies with the Angioshield.

The key competitive factors affecting the success of our eSVS Mesh are likely to be the effectiveness, safety profile and price of our eSVS Mesh, as compared to existing methods for CABG surgery. We believe a potential disadvantage associated with our eSVS Mesh is the possibility of allergic reaction to the implant materials. According to a July 2009 article in the Journal of Invasive Cardiology, nickel allergy after implantation of a nitinol-containing device is rare. This article described the rate of nickel allergy in cardiovascular implants to be between 0.002% and 0.02%. The article also stated that the patients with nickel allergy symptoms responded to medical management at the time of the reaction, did not require device explant, and no longer require medications for the reaction. In order to safeguard against this rare occurrence, the eSVS Mesh instructions for use state that it is contraindicated for patients with a known allergy to nitinol. We believe another potential disadvantage associated with our eSVS Mesh is the possibility of damage to the saphenous vein during placement of our eSVS Mesh. If the physician does not select the proper size eSVS Mesh relative to the size of the vein, the saphenous vein may be damaged while placing our eSVS Mesh over the vein. For example, if too small an eSVS Mesh is chosen, there could be damage to the saphenous vein caused by stretching the vein while trying to place it inside our eSVS Mesh. We have provided specific directions in the eSVS Mesh instructions for use on how to properly size veins, place our eSVS Mesh and form the connection with the aorta. We provide a sizing tool with our eSVS Mesh to ensure proper vein sizing. The commercial success of our eSVS Mesh will depend upon the results of clinical trials of the technology and experience with the technology in the commercial marketplace.

In addition, if the commercialization of our eSVS Mesh technology is successful, we expect that other medical device companies, many of which are larger and have greater financial resources than we do, will seek to enter into this market by introducing competing technologies.

Manufacturing and Suppliers

We fabricate our eSVS Mesh both at our facility and at a contract manufacturer. We conduct final assembly and packaging inside a controlled environment area within our facility that satisfies the requirements of a Class 10,000 level clean room. We have implemented systems to ensure that our manufacturing operations comply with relevant U.S. and international Good Manufacturing Practices requirements.

We have vendors for all of our key components and outsourced processes. We have identified alternate suppliers for each key component and outsourced process; however, in some cases, components are provided by single source suppliers due to quality considerations, costs or regulatory requirements. We have established redundancy for custom equipment used in the manufacture of our eSVS Mesh. A third-party supplier performs sterilization services for our eSVS Mesh. We currently use four knitting machines that knit the mesh sleeve of our eSVS Mesh, with three located at our facility and the fourth located off-site. We believe that these four machines will produce sufficient quantities of our eSVS Mesh to meet our expected needs for the foreseeable future. In the event that one or all of our knitting machines were to become unavailable, we believe that we could obtain one or more replacement knitting machines, although the custom work required to enable the machines to produce our eSVS Mesh may result in some delays in our production process.

Research and Development

During 2011, 2012 and 2013, we incurred $1.7 million, $2.5 million and $3.1 million, respectively, of research and development expenses. Research and development costs include the costs to design, develop, test, seek approval for, and enhance our eSVS Mesh and production process. Expenses related to research and development consist primarily of personnel costs, including salaries, benefits and stock-based compensation, product development, pre-clinical and clinical trials, professional service fees, materials and supplies, and facilities-related costs. While our research and development expenses in prior years have been incurred primarily on product development and evaluating the feasibility of our eSVS Mesh, costs incurred in support of our current trials comprise a significant percentage of our recent research and development expenses. We expect that costs incurred in support of our current and future clinical trials will continue to represent a significant percentage of our research and development expenses.

Employees

As of March 1, 2014, we had 14 employees. We plan to expand our research and development and commercialization activities. To support this growth, we may need to expand managerial, research and development and other functions. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good.

Government Regulation

United States Medical Device Regulation

The Federal Food, Drug, and Cosmetic Act, or FDCA, and the FDA’s implementing regulations, govern medical device design and development, preclinical and clinical testing, pre-market clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, and post-market surveillance. Medical devices and their manufacturers are also subject to inspection by the FDA. The FDCA, supplemented by other federal and state laws, also provides civil and criminal penalties for violations of its provisions.

Our eSVS Mesh will require marketing authorization from the FDA prior to commercial distribution in the United States. The two primary types of FDA marketing authorization are pre-market notification (also called 510(k) clearance) and pre-market approval, or PMA. The type of marketing authorization applicable to a device—510(k) clearance or PMA—is generally linked to classification of the device. The PMA process is generally more stringent, time-consuming, lengthy and expensive than the 510(k) clearance process.

The FDA classifies medical devices into one of three classes, Class I, Class II or Class III, based on the degree of risk the FDA determines to be associated with a device and the extent of control deemed necessary to ensure the device’s safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or Class II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, pre-market notification, and adherence to the FDA’s current Good Manufacturing Practice requirements, as reflected in its Quality System Regulation (“QSR”). Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, and include life-sustaining, life-supporting or implantable devices, and devices not “substantially equivalent” to a device that is already legally marketed.

Most Class I devices and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from the FDA. Class I and Class II devices that have not been so exempted are eligible for marketing through the 510(k) clearance pathway. By contrast, devices placed in Class III generally require PMA prior to commercial marketing. To obtain 510(k) clearance for a medical device, an applicant must submit a pre-market notification to the FDA demonstrating that the device is “substantially equivalent” to a predicate device legally marketed in the United States. A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and (1) the same technological characteristics, or (2) has different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. A showing of substantial equivalence sometimes, but not always, requires clinical data. Generally, the 510(k) clearance process can exceed 90 days and may extend to a year or more.

After a device has received 510(k) clearance for a specific intended use, any modification that could significantly affect its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, will require a new 510(k) clearance or (if the device as modified is not substantially equivalent to a legally marketed predicate device) de novo or PMA approval. While the determination as to whether new authorization is needed is initially left to the manufacturer, the FDA may review this determination and evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or de novo or PMA is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

If the FDA determines that a product does not qualify for 510(k) clearance, then the manufacturer would be required to make a submission for a de novo approval or a PMA before marketing can begin. The PMA process requires a manufacturer to provide clinical and laboratory data that establishes that the new device is safe and effective in an absolute sense as opposed to in a comparative sense as with a 510(k). The PMA can include post-approval conditions including, among other things, restrictions on labeling, promotion, sale and distribution, data reporting (surveillance), or requirements to do additional clinical studies post-approval. Even after approval of a PMA, a new PMA or PMA supplement is required to authorize certain modifications to the device, its labeling or its manufacturing process.

Another procedure for obtaining marketing authorization for a medical device is the “de novo classification” procedure, pursuant to which the FDA may authorize the marketing of a moderate to low risk device that has no predicate. These submissions typically require more information (i.e. non-clinical and/or clinical performance data) and take longer than a 510(k), but require less data and a shorter time period than a PMA approval. If the FDA grants the de novo request, the device is permitted to enter commercial distribution in the same manner as if 510(k) clearance had been granted, and the device becomes a 510(k) predicate for future devices seeking to call it a “predicate.”

The 510(k), de novo and PMA processes can be expensive, lengthy and sometimes unpredictable. The processes also entail significant user fees, unless exempt. The FDA’s 510(k) clearance process usually takes from six to 18 months, but may take longer if more data are needed. The de novo process can take one to two years or longer if additional data are needed. The PMA pathway is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to five years, or even longer, from the time the application is filed with the FDA until an approval is obtained. The process of obtaining regulatory clearances or approvals to market a medical device can be costly, lengthy and unpredictable, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.

Our coronary eSVS Mesh has been designated a Class III product by the FDA and will be required to go through the PMA process. Other indications of our eSVS Mesh, including peripheral and arteriovenous fistula applications, have not been classified at this time.

The FDA will require us to file a PMA application with respect to our eSVS Mesh and there is no assurance that PMA will be granted. PMA applications generally require the payment of significant user fees, and must establish reasonable assurance of safety and effectiveness and be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. Small companies are not subject to user fees for the filing of their first PMA application. A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures.

FDA review of a PMA application is required by statute to take no longer than 180 days, although the process typically takes significantly longer, and may require several years to complete, especially if the FDA asks for additional clinical or other data. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

●	the device may not be safe or effective to the FDA’s satisfaction;

●	the data from preclinical trials and clinical trials may be insufficient to support approval;

●	the manufacturing process or facilities used may not meet applicable requirements; and

●	changes in FDA approval policies or adoption of new regulations may require additional data.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter, or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA letter authorizing commercial marketing of the device for certain indications. If the FDA’s evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a “not approvable” letter. The FDA may also determine that additional clinical trials are necessary, in which case the PMA may be delayed for several months or years while the additional trials are conducted and the data is later submitted in an amendment to the PMA application. The PMA process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. Even if a PMA application is approved, the FDA may approve the device with an indication that is narrower or more limited than originally sought. The agency can also impose restrictions on the sale, distribution, or use of the device as a condition of approval, or impose post-approval requirements such as continuing evaluation and periodic reporting on the safety, effectiveness and reliability of the device for its intended use.

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

Clinical trials are almost always required to support a de novo or PMA application and are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an IDE to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the trial protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites.

FDA approval of an IDE allows clinical testing to go forward, however this approval only represents a determination that the study design has adequately protected the safety of trial subjects. Granting the IDE does not necessarily mean the FDA agrees that the study design will develop data sufficient to obtain the product approval sought. In addition, while the FDA will work with a sponsor to develop trial criteria that will, if successful, result in an approval, the IDE approval but does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and effectiveness, even if the trial meets its intended success criteria. With certain exceptions, changes made to an investigational plan after an IDE is approved must be submitted in an IDE supplement and approved by the FDA (and by governing institutional review boards when appropriate) prior to implementation. All clinical trials must be conducted in accordance with regulations and requirements collectively known as Good Clinical Practice, or GCP. GCPs include the FDA’s IDE regulations, which describe the conduct of clinical trials with medical devices, including the recordkeeping, reporting and monitoring responsibilities of sponsors and investigators, and labeling of investigational devices. They also prohibit promotion, test marketing, or commercialization of an investigational device, and any representation that such a device is safe or effective for the purposes being investigated. GCPs also include the FDA’s regulations for institutional review board approval and for protection of human subjects (informed consent), as well as disclosure of financial interests by clinical investigators.

Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and effectiveness success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. The commencement or completion of a clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application or clearance of a pre-market notification for numerous reasons, including, but not limited to, the following:

●

the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial (or a change to a previously approved protocol or trial that requires approval), or place a clinical trial on hold;

●	patients do not enroll in clinical trials or follow up at the rate expected;

●	institutional review boards and third-party clinical investigators may delay or reject a trial protocol or changes to a trial protocol;

●

third-party clinical investigators decline to participate in a trial or do not perform a trial on the anticipated schedule or consistent with the clinical trial protocol, investigator agreements, GCPs or other FDA requirements;

●	third-party organizations do not perform data collection and analysis in a timely or accurate manner;

●	regulatory inspections of clinical trials or manufacturing facilities, which may, among other things, require a manufacturer to undertake corrective action or suspend or terminate a clinical trial;

●	changes in governmental regulations or administrative actions;

●	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or effectiveness; and

●	the FDA concludes that the trial design is inadequate to demonstrate safety and effectiveness.

After a device is approved and placed in commercial distribution, numerous regulatory requirements apply. These include:

●	establishment registration and device listing;

●	the Quality System Regulation which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures;

●

labeling and claims regulations, which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

●	FDA guidance of off-label dissemination of information and responding to unsolicited requests for information;

●

medical device reporting regulations, which require that manufacturers report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if malfunctions were to recur;

●	complaint handling regulations designed to track, monitor and resolve complaints related to products;

●	in some cases, ongoing monitoring of products’ performance and periodic reporting to the FDA of such performance results;

●

corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA caused by the device that may present a risk to health.

Also, the FDA may require a manufacturer to conduct post-market surveillance studies or order the establishment and maintenance of a system for tracking a product through the chain of distribution to the patient level. The FDA enforces regulatory requirements by conducting periodic, announced and unannounced inspections and market surveillance. Inspections may include the manufacturing facilities of subcontractors.

Failure to comply with applicable regulatory requirements, including those applicable to the conduct of our clinical trials, can result in enforcement action by the FDA, which may lead to any of the following sanctions:

●	warning letters or untitled letters;

●	fines and civil penalties;

●	unanticipated expenditures;

●	delays in clearing or approving or refusal to clear or approve products;

●	withdrawal or suspension of FDA approval;

●	product recall or seizure;

●	orders for physician notification or device repair, replacement, or refund;

●	production interruptions;

●	operating restrictions;

●	injunctions; and

●	criminal prosecution.

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

Fraud and Abuse

Our operations will be directly, or indirectly through our customers, subject to various U.S. federal and state fraud and abuse laws, including, without limitation, the FDCA, the federal Anti-Kickback Statute and the False Claims Act, as well as many similar state statutes. These laws may impact, among other things, our proposed sales, marketing and education programs. These laws are administered by, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services and state attorneys general. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and exclusion from participation in federal government healthcare programs, including Medicare, Medicaid and Veterans Administration (VA) health programs. In addition, these laws require us to screen individuals and other companies, suppliers and vendors in order to ensure that they are not “debarred” by the federal government and therefore prohibited from doing business in the healthcare industry. The association or conduct of business with a “debarred” entity could be detrimental to our operations and result in a negative impact on our business. We are also subject to the U.S. federal Physician Sunshine Payment Act and various state laws on reporting remunerative relationships with healthcare customers.

The federal Anti-Kickback Statute prohibits persons from soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false claim to, or the knowing use of false statements to obtain payment from, the federal government. States have also enacted laws modeled after the federal False Claims Act. The False Claims Act allows fines of up to $11,000 per claim plus treble, or triple, damages. The False Claims Act is often used by the federal government to address inappropriate upcoding, miscoding, “stretched” reimbursement coding, the use of inappropriate modifiers or encouraging use in inappropriate care settings, i.e. in-patient versus outpatient, and when reimbursement is sought for use in unapproved (off-label) uses of a device. The reimbursement coding advice medical device companies give cannot be inaccurate.

We are also subject to various U.S. federal and state laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA. In addition to the laws described above, HIPAA created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Voluntary industry codes, federal guidance documents and a variety of state laws address the tracking and reporting of marketing practices relative to gifts given and other expenditures made to doctors and other healthcare professionals. In addition to impacting our marketing and educational programs, internal business processes will be affected by the numerous legal requirements and regulatory guidance at the state, federal and industry levels. In 2010, Congress enacted a statute commonly known as the Sunshine Act, as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010. The Sunshine Act aims to promote transparency and requires manufacturers of drugs, medical devices, biologicals and medical supplies covered by Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS any payments or other transfers of value made to physicians and teaching hospitals, with limited exceptions. Manufacturers must also disclose to CMS any physician ownership or investment interests. Failure to comply with the reporting requirement may result in substantial penalties.

If our operations are found to be in violation of any of the laws described above or other applicable U.S. federal and state fraud and abuse laws, we, as well as our employees, may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare programs, and the curtailment or restructuring of our operations. Individual employees may need to defend such suits on behalf of us or themselves, which could lead to significant disruption in our present and future operations. We cannot assure you that we will be able to comply with the above laws and regulations.

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

Devices that comply with the requirements of a relevant directive will be entitled to bear the CE Mark and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or have adopted these directives. The method of assessing conformity varies depending on the type and class of the product, but typically involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body,” an independent and neutral institution appointed to conduct conformity assessment. This third-party assessment consists of an audit of the manufacturer’s quality system and technical review of the manufacturer’s product. For most classes of medical devices, an assessment by a Notified Body residing within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. The manufacturer’s assessment will include a clinical evaluation of the conformity of the device with applicable regulatory requirements, which for our eSVS Mesh will include clinical study results. The clinical data presented by us must provide evidence that the products meet the performance specifications claimed by us, provide sufficient evidence of adequate assessment of unwanted side effects and demonstrate that the benefits to the patient outweigh the risks associated with the device. We are subject to continued surveillance by the Notified Body and are required to report any serious adverse incidents to the appropriate authorities of the European Union member states.

Products intended for sale must bear the CE mark to show compliance with the Medical Devices Directive, or MDD. If a Notified Body is involved in the approval, the number of the Notified Body must also appear adjacent to the CE Mark.

The routes to compliance under the MDD depend on the classification of the product:

●

Class I devices are low risk, such as stethoscopes, hospital beds and wheelchairs. The manufacturer must produce a technical file, including product test results compared to relevant standards. In addition, manufacturers of sterile products and devices with a measuring function must apply to a Notified Body for certification of the aspects of manufacture relating to sterility or measurement.

●

Class IIa devices are low to medium risk, such as hearing aids, electrocardiographs and ultrasonic diagnostic equipment. As with Class I devices, the manufacturer produces a technical file, but a conformity assessment must be carried out by a Notified Body, according to one of the following routes, at the manufacturer’s option:

o	examination and testing of each product or homogenous batch of products;

o	audit of the full quality assurance system;

o	audit of the production quality assurance system; or

o	audit of final inspection and testing.

●

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

●	Class III devices are high risk, such as balloon catheters and prosthetic heart valves. Our eSVS Mesh is classified as a Class III device. Routes to compliance are:

o	audit of the full quality assurance system and examination of a design dossier by the Notified Body. A design dossier is a submission similar to a PMA application with the FDA; or

o	examination and testing of the product, together with audit of the production quality assurance system.

We have obtained CE Mark approval to market our eSVS Mesh in the European Union and other countries that accept the CE Mark.

Third Party Reimbursement

The availability of insurance coverage and reimbursement for newly approved medical devices is variable. The commercial success of our eSVS Mesh in both the United States and international markets will be substantially dependent on whether third-party coverage and reimbursement is available for patients receiving bypass grafts with our eSVS Mesh. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide additional payment for our eSVS Mesh. In order to position our device for coverage by third-party payors, we may have to agree to a lower net sales price than we might otherwise charge. The continuing efforts of governmental and commercial third-party payors to contain or reduce the costs of healthcare may limit our sales.

In many countries, including the United States, third-party payors consist of both government funded insurance programs and private insurance programs that cover a significant portion of a patient’s medical expenses. The trends toward managed healthcare in the United States and legislation intended to reduce the cost of government insurance programs will significantly influence the purchase of healthcare services and products, and could result in lower or no reimbursement for our eSVS Mesh. Even before reimbursement may be obtained for our eSVS Mesh in the United States, FDA approval will be required.

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

European Union

Our reimbursement strategy for certain key European markets that we intend to initially pursue are briefly outlined below:

●

France. Initial sales of our eSVS Mesh in France likely will be in the private sector. Concurrently, we plan to conduct post-market studies intended to support the cost effectiveness of the device. These post-market studies will focus on the cost savings of decreased revascularization procedures versus the cost of the device in order to justify device cost. We expect that our distributors, on our behalf, will then submit this analysis to the French reimbursement evaluation committee to list our eSVS Mesh on the reimbursement list applicable to France.

●

Germany. In advance of, or while awaiting a Diagnosis-Related Group (“DRG”) code, a company can apply for a “Neue Untersuchungs und Behandlungsmethode” (“NUB”). This NUB allows payment for a new device or technology during the period in which the device or technology is used prior to placement into a DRG. The German reimbursement authority reviews NUB applications annually, publishing its decisions before March of each calendar year. Our most recent application was reviewed and denied with our eSVS Mesh technology being categorized as “not meeting the requirements for NUB reimbursement.” While approval of the NUB would have allowed for specific German hospitals to apply for eSVS Mesh reimbursement, we believe that customers interested in purchasing the eSVS Mesh can still do so by securing internal funding from discretionary budgets within the hospital. We have received an “OPS” code which, effective January 1, 2014, allows the German health system to track usage of the eSVS Mesh during CABG procedures. The ultimate goal being a decision by the German health systems to either institute a new reimbursement for the eSVS Mesh or adjust the existing reimbursement codes for CABG surgery to cover the cost of the eSVS Mesh.

●

Italy. Initially, we expect that our distributors will sell our eSVS Mesh in the private sector in Italy and concurrently attempt to fit our eSVS Mesh into an existing DRG code. If this is not effective in gaining public reimbursement, we expect that our distributors, on our behalf, may apply for a new DRG for our eSVS Mesh, utilizing the post-market study cost effectiveness data.

●

Spain. Initially, we expect that our distributors will sell our eSVS Mesh in the private sector in Spain and concurrently attempt to fit our eSVS Mesh into an existing DRG code. If this is not effective in gaining public reimbursement, we expect that our distributors, on our behalf, may apply for a new DRG for our eSVS Mesh, utilizing post-market study cost effectiveness data.

●

United Kingdom. Initially, we expect that our distributors will sell our eSVS Mesh in the private sector in the UK, then attempt to fit our eSVS Mesh into an existing DRG code. If this is not effective in gaining public reimbursement, we expect that our distributors, on our behalf, may apply for a new DRG for our eSVS Mesh, utilizing post-market study cost effectiveness data.

●

Switzerland. Initially, we expect that our distributors will sell our eSVS Mesh in the private sector in Switzerland and concurrently attempt to fit our eSVS Mesh into an existing DRG code. We have received a “CHOP” code which, effective January 1, 2014, allows the Swiss health system to track usage of the eSVS Mesh during CABG procedures. The ultimate goal being a decision by the Swiss health systems to either institute a new reimbursement for the eSVS Mesh or adjust the existing reimbursement codes for CABG surgery to cover the cost of the eSVS Mesh.

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

Medicare reimburses hospital inpatient stays under the Medicare Severity Diagnosis-Related Group (MS-DRG) system. The MS-DRG system assigns individual cases to an MS-DRG according to the patient’s diagnoses, the procedures performed, and the severity of a patient’s condition as identified by the presence or absence of complications and comorbidities, or CCs, or major CCs, or MCCs. MS-DRGs provide a single bundled payment which serves as reimbursement for all items and services provided to the Medicare beneficiary during a single hospitalization.

Medicare reimburses hospital inpatient stays under the Medicare Severity Diagnosis-Related Group (MS-DRG) system. The MS-DRG system assigns individual cases to an MS-DRG according to the patient’s diagnoses, the procedures performed, and the severity of a patient’s condition as identified by the presence or absence of complications and comorbidities, or CCs, or major CCs, or MCCs. MS-DRGs provide a single bundled payment which serves as reimbursement for all items and services provided to the Medicare beneficiary during a single hospitalization.

Additionally, a relative weight is calculated for each individual MS-DRG, which represents the average resources required to care for cases within a particular MS-DRG relative to the average resources required to treat cases in all MS-DRGs. Generally, MS-DRG relative weights are adjusted annually to reflect changes in medical practice in a budget neutral manner.

CMS has made no decisions with respect to MS-DRG assignment for patients who undergo CABG procedures in which our eSVS Mesh would be used, and there can be no assurance that the MS-DRG to which such patients will be assigned will result in Medicare payment levels that are considered by hospitals to be adequate to further support purchase of our eSVS Mesh. Under current CMS reimbursement policies, the agency offers a process to obtain add-on payment for a new medical technology when the existing MS-DRG prospective payment rate is inadequate. To obtain add-on payment, a technology must be considered “new,” demonstrate substantial improvement above the current standard of care and exceed certain payment thresholds. Add-on payments are made for no less than two years and no more than three years. Following FDA approval in the United States, we intend to pursue an application for a hospital inpatient new technology add-on payment with CMS. We must demonstrate the safety and effectiveness of our eSVS Mesh to the FDA in addition to the CMS requirements listed above before add-on payments will be approved. Should the clinical trial results or peer-reviewed publications prove that use of our eSVS Mesh results in a lowering of revascularization rates, we believe there is a reasonable chance that CMS will grant our request. If CMS grants our request, we expect it will approve an add-on payment equal to 50% of the cost of labor and materials incurred. We do not expect that failure to receive approval for an add-on payment would have an adverse impact on our business because existing MS-DRGs already reimburse CABG procedures at a high level, and we believe that physicians and hospitals would be willing to use our eSVS Mesh even if an add-on payment is not approved.

For reporting of physician services, the American Medical Association, or AMA, has developed a coding system known as Current Procedural Terminology, or CPT. CPT codes are established by the AMA and statutorily adopted by all government and commercial payors to describe and develop payment amounts for physician services. Physician services are reimbursed by Medicare based on a physician fee schedule whereby payment is based generally on the number of “relative value units” assigned by the AMA to each CPT code. No decision has been made concerning whether existing CPT codes would be appropriate for use in coding CABG procedures when our eSVS Mesh is used or if separate, new CPT codes are required. We cannot assure you that codes used for submitting claims for CABG procedures using our eSVS Mesh will result in incremental payment to physicians. Failure by physicians to receive what they consider to be adequate reimbursement for CABG procedures in which our eSVS Mesh is used could harm our business, financial condition and results of operations.

Available Information

We were incorporated in the state of Delaware on May 1, 2007. Our principal executive offices are located at 3405 Annapolis Lane North, Suite 200, Minneapolis, Minnesota 55447. Our telephone number is (763)-235-3540. Our website is located at www.KipsBayMedical.com. The information contained on or connected to our website is not a part of this report. We have included our website address as a factual reference and do not intend it to be an active link to our website.

We make available, free of charge and through our Internet web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Executive Officers of the Registrant

The name, age and position of each of our executive officers as of March 1, 2014 are as follows:

Name	Age	Position
Manny Villafaña	73	Chairman of the Board and Chief Executive Officer
Scott Kellen	48	Chief Operating Officer, Chief Financial Officer and Secretary
Randall LaBounty	51	Vice President of Regulatory and Clinical Affairs

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

Mr. Villafaña has received numerous awards and honors, including the “Living Legend of Medicine” award from the International Society of Cardio Thoracic Surgeons, the Ellis Island Medal of Honor, the Grand Prize Recipient—Mediterranean Institute of Cardiology, the Ernst & Young LLP National Master Entrepreneur of the Year, the Boys and Girls Club of America Hall of Fame, induction into the Minnesota Business Hall of Fame and in 2010, was inducted into the Minnesota Science and Technology Hall of Fame.

Scott Kellen joined us as Chief Financial Officer, Vice President of Finance, and Secretary in February 2010, and became our Chief Operating Officer in March 2012. Mr. Kellen served as Director of Finance from 2007 to 2009 and Chief Financial Officer from February 1, 2009 to May 1, 2009 for Transoma Medical, Inc., including during the preparation of its proposed initial public offering, which was withdrawn in February 2008 due to deteriorated market conditions. From 2005 to 2007, Mr. Kellen served as the Corporate Controller for ev3 Inc. during the company’s initial public offering and during additional follow-on offerings. From 2003 to 2005, Mr. Kellen served as Senior Audit Manager of Deloitte & Touche, LLP (now Deloitte LLP), providing auditing and consulting services to mid-size public companies. Mr. Kellen has spent almost 20 years in the medical device industry, serving early stage and growth companies that produced Class II and Class III devices. Mr. Kellen began his career with Deloitte & Touche in 1987. Mr. Kellen received a Bachelor of Science degree in Business Administration from the University of South Dakota and is a Certified Public Accountant, inactive.

Randall LaBounty joined us in May 2011 as our Vice President of Regulatory and Clinical Affairs. Mr. LaBounty has over 20 years of experience in medical device research with 16 years of experience in cardiovascular medical devices. Prior to joining Kips Bay Medical, Mr. LaBounty served as Vice President of Clinical Research at Osprey Medical, Inc., a company focused on preventing contrast-induced chronic kidney diseases in patients, from 2010 to 2011 and Vice President of Clinical and Regulatory Affairs at Lumen Biomedical, Inc. from 2005 to 2010. He has also held director-level positions at Atritech, Inc., ev3 Inc. and IntraTherapeutics, Inc. Mr. LaBounty has extensive experience with Class II and Class III medical products. He has been involved in all phases of the medical device approval process including the development of clinical and regulatory strategies, clinical trial execution, obtaining FDA IDEs, PMAs and 510(k) submissions. Internationally, he has successfully brought medical devices from initial clinical trials through to CE Mark approval. Mr. LaBounty has a Master of Science degree in Biostatistics and Bachelor of Science degree in Genetics and Cell Biology from the University of Minnesota.

Forward-Looking Statements

This report contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web sites or otherwise. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. In some cases, you can identify forward-looking statements by the following words: “believe,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” or “continue,” or the negatives of these terms or other comparable terminology, although not all forward-looking statements contain these words. The use of future dates also may indicate a forward-looking statement. The forward-looking statements in this report include, but are not limited to, statements regarding uses for and benefits of our technology, outlooks for our industry and our markets, the timing of, strategy and expectations for governmental approvals, reimbursement and product introductions and commercialization, expansion of and effects of U.S. and international governmental regulations, levels of and use of research and development and SG&A expenditures, commencement, design, enrollment rate and cost of preclinical and clinical trials, intellectual property protection, future competition, adequacy of our manufacturing and supply operations, expansion of our employee base, environmental compliance costs, stock price, listing and volatility expectations, dividend expectations, our expectations regarding future losses, future expenses and future financing, milestone payments, future tax benefits, use of proceeds from our January 2014 public offering, non-cash compensation expense expectations, future sales levels, the adequacy of our capital resources to fund future expenditures, and operating and capital requirement expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from the information expressed or implied by our forward-looking statements. Forward-looking statements may be contained in the notes to our financial statements and elsewhere in this report, including under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Item 1A. Risk Factors” below, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties, including those described below under the heading “Item 1A. Risk Factors.” The risks and uncertainties described under the heading “Item 1A. Risk Factors” below are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise stockholders and investors to consult any further disclosures we may make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K that we file with or furnish to the SEC.

Item 1A.    Risk Factors

You should carefully consider the following information about risks, together with the other information contained in this report before making an investment in our common stock. If any of the circumstances or events described below actually arises or occurs, our business, results of operations, cash flows and financial condition could be harmed.

Risks Related to Our Business and Strategy

We have a limited operating history, expect future losses, and may be unable to achieve or maintain profitability.

We were founded on May 1, 2007 and to date have engaged primarily in the development of and initial clinical trials of our eSVS Mesh. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. As of December 31, 2013, we had an accumulated deficit of $35.9 million. We have incurred net losses in each year since our inception, and we expect to continue to incur operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated sufficient product sales to fund our operations and we have financed our operations and internal growth primarily through public common stock offerings completed in January 2014, December 2012 and February 2011 and private placements of equity securities and convertible promissory notes. Our prospects must be considered in light of the significant risks, expenses and difficulties frequently encountered by medical device companies in their early stage of development. We may not be successful in addressing the risks we will encounter, and our failure to do so would likely harm our business and our ability to continue to operate.

Data from our current feasibility trial may not be sufficient at this point for the FDA to approve an expansion of our feasibility trial in the United States and although we are working with the FDA to modify the feasibility trial, no assurance can be provided that we will ever be successful in obtaining the approval for expanded enrollment in United States.

Our time and financial resources since our inception have largely been devoted to the development of our eSVS Mesh. We are currently conducting a feasibility trial for the FDA. This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG surgery and is titled the eMESH I clinical feasibility trial. The objective of this trial is to demonstrate the initial safety and performance of the eSVS Mesh for use as an external saphenous vein graft support device during CABG surgery and to support a future pivotal trial. The FDA’s initial approval of our investigational device exemption, or IDE, to begin clinical feasibility trial work in the United States allowed us to enroll 15 patients at up to four sites in the United States. Additional enrollments within the United States are contingent upon the FDA’s favorable review of the six-month follow-up angiogram data from either the first five U.S. patients or the first 10 patients made up of both U.S. and European patients. If this trial is successful, we intend to use the data from this study as the basis for the filing of a request for an IDE to perform a larger pivotal study which is required to demonstrate clinical effectiveness and support a request for approval to sell our eSVS Mesh in the United States. Enrollments in the feasibility trial commenced in Europe in late August 2012 at the Bern University Hospital in Switzerland and in the United States in February 2013 at the Northeast Georgia Medical Center in Gainesville, Georgia. The primary safety endpoint is the 30-day rate of MACE, defined as the rate of the composite of total mortality, myocardial infarction (heart attack), and/or coronary target vessel revascularization (percutaneous coronary intervention or CABG), within 30 days of the procedure. The eSVS Mesh performance will be evaluated based upon the angiographic patency rate of the enrolled grafts, where patency is defined as less than 50% stenosis, or blockage, of the SVG at six months after surgery.

As of March 1, 2014, seven sites in Europe and four sites in the United States have enrolled or are recruiting patients for the trial. One study site has discontinued its participation in the trial as a result of the transfer of the cardiac surgeon leading the trial at such site. We are adding one additional international site which has received its ethics committee approval and is in the process of finalizing its clinical trial agreement in order to begin enrolling which we expect to commence during the second quarter of 2014. As of March 1, 2014, 50 patients had been enrolled in the eMESH I clinical feasibility trial. Additional enrollments within the United States are contingent upon the FDA’s favorable review of the six-month follow-up angiogram data from either the first five U.S. patients or the first 10 patients made up of both U.S. and European patients. In reviewing the early results of the eMESH I clinical feasibility study, we could be required to wait for additional angiogram data from a larger group of patients in order to support receiving an expanded approval from the FDA. Based upon consultations with our medical advisors and several of the cardiac surgeons participating in the eMESH I clinical feasibility study, we are in the process of proposing to the FDA a combination of changes in the application of the eSVS Mesh to the saphenous vein grafts and to the surgical implant technique for the eSVS Mesh treated graft. We believe that these changes will reduce the variables in the study. These changes are intended to reduce the risk of early graft occlusion and may make it easier to implant the eSVS Mesh as well as reduce costs. We hope that based upon these changes, we will be allowed to add additional study sites and enroll additional patients in the United States. No assurance can be provided that the FDA will approve any additional enrollments in the United States. In addition, no assurance can be provided that our current feasibility trial or our anticipated larger pivotal study will be successful, or that once these studies are concluded, we will receive U.S. marketing approval for the eSVS Mesh.

If the data from our eMESH I clinical feasibility trial is not adequate, we may not proceed with our planned future pivotal trial and the future filing of our pre-market application for regulatory approval in the United States or for regulatory approvals in other major markets in which the application is dependent upon us having received regulatory approval from the United States, or we may be forced to delay these filings. Even if we file an application for approval with favorable clinical data, the FDA or foreign regulatory authorities may not accept our filing, or may request additional information, including data from additional clinical trials. No assurance can be provided that our current feasibility trial or our anticipated larger pivotal study will be successful, or that once these studies are concluded, we will ever receive U.S. marketing approval for our eSVS Mesh. We have no other products ready for clinical testing or commercialization; therefore, our ability to remain in business would be doubtful if our eSVS Mesh is not proven to be safe and effective.

The results of our initial human trial were inconclusive with respect to the efficacy of our eSVS Mesh and if we are unable to conclusively demonstrate the efficacy of our eSVS Mesh through additional human trials, including our current feasibility trial or anticipated future pivotal trial, we may be unable to commercialize our eSVS Mesh in the United States or other major markets or may experience significant delays in doing so.

We have only completed one prospective, randomized, human clinical trial of 90 patients for our eSVS Mesh, which was conducted outside of the United States. The safety data from this trial has indicated that our eSVS Mesh and implant procedure do not result in an increase in patient complications during or in the 30 days after surgery. However, the effectiveness data from the trial is inconclusive primarily due to two complicating factors. First, one of the centers participating in the trial used implant methods incompatible with our eSVS Mesh. Second, the amount of reduction in the diameter of the saphenous vein grafts, or downsizing, prescribed in our instructions for use and sizing tool was too aggressive, resulting in a higher than anticipated closure rate in saphenous vein grafts, or SVGs, utilizing our eSVS Mesh, particularly when our smallest device, 3.0 millimeters, was used. As a result, based on angiographic studies nine to 12 months following surgery, 49% (36 of 73) of the eSVS Mesh vessels were patent, or open, and 81% (59 of 73) of the untreated vessels were patent.

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

Our data from our clinical trials may not be sufficient for us to proceed with our planned filing of our pre-market application for regulatory approval in the United States or application for regulatory approval in other major markets, which could delay or curtail our ability to commercialize our eSVS Mesh.

If the data from our eMESH I clinical feasibility trial or our anticipated future pivotal trial are not adequate, we may not proceed with our planned filing of our pre-market application for regulatory approval in the United States or application for regulatory approval in other major markets in which the application is dependent upon us having received regulatory approval from the United States, or we may be forced to delay these filings. Even if we file an application for approval with favorable clinical data, the FDA or foreign regulatory authorities may not accept our filing, or may request additional information, including data from additional clinical trials.

If we are unable to commercialize our eSVS Mesh in the United States or other major markets or experience significant delays in doing so, our ability to generate sales will be significantly delayed and our business will be harmed.

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

Even if we receive regulatory approval, our eSVS Mesh may only be approved for very limited purposes with many restrictions on its use. Such restrictions would limit our ability to successfully commercialize our eSVS Mesh and our ability to generate sales would be significantly impaired.

Even if we receive regulatory approval of our eSVS Mesh, the FDA or foreign regulatory authorities may only approve our eSVS Mesh for very limited purposes with many restrictions on its use or in limited sizes. Although we have obtained CE Mark approval in Europe, and even if we receive FDA or additional foreign regulatory approval, we may be unable to successfully commercialize our eSVS Mesh in Europe, the United States or other major markets, and our ability to generate sales would be significantly impaired.

Our sales of the eSVS Mesh to date have been limited and we expect sales to continue at modest levels until additional positive clinical study data is available.

Our sales of the eSVS Mesh to date have been limited and decreased during 2013 compared to 2012. Our net sales were $130,000 during 2013 compared to $226,000 during 2012, representing a decrease of 42.5%. We believe that our sales have been adversely impacted by limited reimbursements and/or budgets available to hospitals, the limited amount of clinical data on the performance of the eSVS Mesh and the effects of budget difficulties in certain European countries. During the third quarter of 2013, we made changes to our sales team resulting in the departure of our former Vice President of Sales and Marketing and the addition of two new director-level employees possessing significant sales experience building the sales of new medical device technologies. We expect sales to continue at modest levels until additional positive clinical study data is available.

We anticipate future losses and likely will require additional financing. Our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect to incur losses for the foreseeable future and to require future additional financing in order to satisfy our capital requirements. In particular, we will need additional capital in order to continue to conduct the research and development and obtain regulatory clearances and approvals necessary to bring our eSVS Mesh to market in the United States and any future products to market and to establish effective marketing and sales capabilities for our eSVS Mesh or any future products. We believe our cash, cash equivalents and short-term investments as of December 31, 2013, together with the proceeds from our January 2014 public offering, will be sufficient to fund our planned operations for at least the next 12 months. However, we may require significant additional funds earlier than we currently expect in order to continue our feasibility trial for the FDA, plan for our anticipated larger pivotal study and conduct additional clinical trials to obtain regulatory approvals for our eSVS Mesh. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

As of December 31, 2013, we did not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if investors are not confident in the future value of our company, we lose the NASDAQ Capital Market, or NASDAQ, listing of our common stock and/or economic and market conditions deteriorate. If adequate funds are not available on a timely basis, we may terminate or delay the development of our eSVS Mesh or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our eSVS Mesh. If we terminate the commercialization of our eSVS Mesh, Medtronic, Inc. may cause the core intellectual property and patent rights related to our eSVS Mesh to revert to Medtronic. If the core intellectual property and patent right related to our eSVS Mesh revert to Medtronic or if we terminate the development of our eSVS Mesh, we may be forced to explore other strategic alternatives, such as selling or merging our company or winding down our operations and liquidating our company. In such case, our stockholders could lose some or all of their investment.

Our future capital requirements will depend on many factors, including, but not limited to:

●	the progress of clinical trials required to support our applications for regulatory approvals, including our human clinical trials in the United States;

●	our ability to demonstrate the safety and effectiveness of our eSVS Mesh;

●	our ability to obtain FDA approval of our eSVS Mesh and other required regulatory approvals;

●	the market acceptance and level of future sales of our eSVS Mesh;

●	the rate at which physicians adopt our eSVS Mesh for use in CABG surgery;

●	the selling price of our eSVS Mesh to distributors and the price that distributors charge hospitals;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our eSVS Mesh;

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

●	the cost of expanding our commercial operations, including our selling and marketing efforts; and

●	our ability to establish and maintain effective relationships with independent distributors.

On December 13, 2013, we filed a shelf registration statement on Form S-3 with the SEC registering the offer and issuance from time to time of up to $50.0 million in common stock, preferred stock, debt securities, warrants and units, which registration statement was declared effective as of December 20, 2013. Because we are a “smaller reporting company” under federal securities laws, we are limited, however, to offering and selling securities totaling no more than one-third of our public float during any 12-month period.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect their rights as stockholders. If we issue preferred stock, it could affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and harm our business.

Prior to issuing any capital stock with rights, preferences or limitations equal or superior to our common stock owned by Kips Bay Investments, LLC, one of our principal stockholders, or debt securities convertible into capital stock with rights, preferences or limitations equal or superior to our common stock owned by Kips Bay Investments, LLC, we must obtain the consent of Kips Bay Investments, LLC and no assurance can be provided that Kips Bay Investments, LLC would provide such consent, which could limit our ability to raise additional financing.

If adequate funds are not available, we may be required to terminate, significantly modify or delay our clinical programs, reduce our planned commercialization efforts, or obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently.

Our success depends on the coronary bypass graft market and the superior outcomes of coronary bypass surgery over competitive treatments or procedures, and such superior outcomes may not continue.

Physicians treat coronary artery disease with methods other than CABG surgery, including pharmaceutical therapy, balloon angioplasty, stenting with bare metal or drug-eluting stents, atherectomy catheters and lasers. Several of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances may result in improvements in these alternative treatments or new therapies that produce superior treatment outcomes as compared to CABG surgery. The medical device industry is highly competitive and subject to rapid and profound technological change. Our success depends, in part, upon physicians continuing to perform a significant number of CABG procedures and our ability to achieve and maintain a competitive position in the development of technologies and products in the coronary artery bypass field. If physicians, patients or hospitals opt to use methods other than CABG or to use our competitors’ products, our commercial opportunity will be reduced and our potential sales will suffer.

The market acceptance of new medical technologies is uncertain, and we may be unable to obtain market acceptance of our eSVS Mesh.

Even if our clinical trials demonstrate that the use of our eSVS Mesh provides equivalent or more effective results as compared to coronary bypass operations using only the unsupported saphenous vein grafts and if all regulatory approvals are obtained, the success of our eSVS Mesh will depend upon the acceptance by cardiovascular and cardiothoracic surgeons of our eSVS Mesh as equivalent or better than the current procedure using unsupported saphenous veins and other available treatments. We believe that physicians’ recommendations will be essential for the development and successful marketing of our eSVS Mesh, and physicians will not begin to use our eSVS Mesh unless they determine that it is a safe and effective alternative to current treatment methods. The degree of physician and market acceptance of our eSVS Mesh will depend on a number of factors, including, but not limited to:

●	the perceived effectiveness of our eSVS Mesh relative to its cost;

●	the prevalence and severity of any side effects;

●	potential advantages over alternative treatments;

●	publication in peer-reviewed medical journals of data regarding the successful use and longer term clinical benefits of our eSVS Mesh;

●	development of new products and technologies by our competitors or new alternative treatments;

●	regulatory developments related to manufacturing, marketing and selling our eSVS Mesh both within and outside the United States;

●	perceived liability risks arising out of the use of new products;

●	the willingness of physicians to adopt new technologies and the ability of physicians to acquire the skills necessary to use our eSVS Mesh;

●	the effectiveness of our sales and marketing efforts; and

●	the adequacy of third-party coverage or reimbursement.

If our eSVS Mesh does not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate meaningful sales and we may not become profitable. In addition, we have not yet determined pricing for our eSVS Mesh and our pricing policies could adversely impact market acceptance of our eSVS Mesh as compared to competing products and treatments. Any of the foregoing factors, or other factors, could limit or detract from market acceptance of our eSVS Mesh. If our eSVS Mesh is not accepted by the market, our business would be harmed.

We expect to face intense competition and the risk of obsolescence if our competitors develop products superior to our eSVS Mesh.

We face competition from established medical technology, pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions in the United States and abroad. Companies that have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than us may be working on products similar to our eSVS Mesh. Our eSVS Mesh may not replace current surgical techniques and other products or techniques may render our eSVS Mesh obsolete. In addition, our distributors face competition from established companies with significantly greater financial and marketing resources. Our competitors may produce more advanced products than ours or demonstrate superior safety of their products. Our ability to effectively compete depends on our ability to innovate successfully. Demand for our eSVS Mesh could be diminished by equivalent or superior products and technologies offered by competitors. Smaller or early-stage companies also may prove to be significant competitors, particularly through collaborative arrangements with, or mergers with or acquisitions by, large and established companies or through the development of novel products and technologies.

We are aware of three companies that have developed support devices to be used on the outside of SVGs, one of which will be a direct competitor to our eSVS Mesh if and when it is able to establish sales and distribution and initiate commercial manufacturing operations.

Our competitive position also depends on:

●	obtaining any necessary U.S. or foreign marketing approvals;

●	widespread awareness, acceptance and adoption by the cardiovascular and cardiothoracic markets of our eSVS Mesh;

●	product coverage and reimbursement from third-party payors, insurance companies and others;

●	published studies supporting the effectiveness and safety and long-term clinical benefit of our eSVS Mesh;

●	properly identifying customer needs and delivering new products or product enhancements to address those needs;

●	limiting the time required from proof of feasibility to routine production;

●	limiting the timing and cost of regulatory approvals;

●	our ability to attract and retain qualified personnel;

●	the extent of our patent protection or our ability to otherwise develop proprietary products and processes;

●	our ability to maintain adequate manufacturing capacity and to source the materials and equipment required to manufacture our eSVS Mesh; and

●	securing sufficient capital resources to expand our research and development, sales and marketing efforts, and manufacturing capacity.

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

In order to produce our eSVS Mesh in the quantities that will be required for commercialization, we will have to increase, or “scale up,” the production process over the current level of production. Manufacturers often encounter difficulties in scaling up production, including problems involving yields, controlling and anticipating costs, quality control and assurance, supply and shortages of qualified personnel. If the scaled-up production process is not efficient or produces a product that does not meet quality and other standards, we may be unable to meet market demand and our sales, business and financial prospects would be adversely affected. The contract vendors with which we are and will be developing relationships may not have the ability to produce the quantities of the materials needed for human clinical trials or commercial sales or may not do so at prices that allow our eSVS Mesh to compete successfully in the market. Additionally, any damage to or destruction of our facilities or our equipment, prolonged power outage or contamination at our facilities would significantly impair our ability to produce our eSVS Mesh.

We depend upon third-party suppliers, making us vulnerable to supply problems and price fluctuations.

We rely on third-party suppliers to provide us certain components of our eSVS Mesh. We depend on these suppliers to provide us with materials in a timely manner that meet our quality, quantity and cost requirements. These suppliers may encounter problems during manufacturing for a variety of reasons, including unanticipated demand from larger customers, failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, quality or yield problems, and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these outside suppliers also subjects us to other risks that could harm our business, including, but not limited to:

●	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

●	delays in product shipments resulting from defects, reliability issues or changes in components from suppliers;

●	price fluctuations due to a lack of long-term supply arrangements for key components with our suppliers;

●	errors in manufacturing components, which could negatively impact the effectiveness or safety of our eSVS Mesh or cause delays in shipment of our eSVS Mesh;

●	discontinued production of components, which could significantly delay our production and sales and impair operating margins;

●	an inability to obtain adequate supplies in a timely manner or on commercially acceptable terms;

●	difficulty locating and qualifying alternative suppliers for our sole-source supplies;

●	delays in production and sales caused by switching components, which may require product redesign and new regulatory submissions;

●	delays due to evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications;

●	non-timely delivery of components due to our suppliers manufacturing products for a range of customers; and

●	an inability of suppliers to fulfill orders and meet requirements because of supplier financial hardships.

Other than existing, unfulfilled purchase orders, our suppliers have no contractual obligations to supply us with, and we are not contractually obligated to purchase from them, any of our supplies. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components used in our eSVS Mesh would limit our ability to manufacture our eSVS Mesh and could have a material adverse effect on our business, financial condition and results of operations. If we lost one of our suppliers and were unable to obtain an alternate source in a timely basis or on terms acceptable to us, our production schedules could be delayed, our margins could be negatively impacted, and we could fail to meet our customers’ demand. Our customers will rely upon our ability to meet committed delivery dates and any disruption in the supply of key components would adversely affect our ability to meet these dates and could result in legal action by our customers, cause us to lose customers or harm our ability to attract new customers, any of which could decrease our sales and negatively impact our growth. In addition, to the extent that our suppliers use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable materials or components from alternative sources. Manufacturing operations are often faced with a supplier’s decision to discontinue manufacturing a component, which may force us to make last time purchases, qualify a substitute part, or make a design change which may divert engineering time away from the development of new products.

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

As part of our product development, regulatory and commercial strategy, we intend to continue to market our eSVS Mesh internationally. There are a number of risks associated with conducting business internationally, including, but not limited to:

●	potential differences in treatment protocols and methods across the markets in which we expect to promote our eSVS Mesh;

●	potential differences in reimbursement levels and the requirements necessary to obtain such reimbursement;

●	general economic and political conditions in the markets in which we operate;

●	potential international conflicts, including terrorist acts;

●	potential increased costs associated with overlapping tax structures;

●	potential trade restrictions, exchange controls and legal restrictions on the repatriation of funds into the United States;

●

difficulties and costs associated with staffing and managing foreign operations, including risks of violations of local laws or the U.S. Foreign Corrupt Practices Act by employees overseas or the OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions;

●	unexpected changes in regulatory requirements;

●	the difficulties of compliance with a wide variety of foreign laws and regulations;

●	unfavorable regulations in foreign jurisdictions regarding distributors;

●	longer accounts receivable cycles in certain foreign countries; and

●	import and export licensing requirements.

Any of these risks could adversely affect our international operations or financial results, which would harm our business.

We could become subject to product liability claims, product recalls, other field actions and warranty claims that could be expensive, divert management’s attention and harm our business.

We face an inherent risk of exposure to product liability claims in the event that the use of our eSVS Mesh results or is alleged to have resulted in adverse effects to a patient. In many jurisdictions, producers of medical products are strictly liable for personal injuries caused by medical devices. We may be held liable if our eSVS Mesh causes injury or death or is found otherwise unsuitable during usage. Because our eSVS Mesh is designed to be used in complex surgical procedures, defects could result in a number of complications, including serious injury or death. It is also possible that defects in the design, manufacture or labeling of our eSVS Mesh might necessitate a product recall or other field corrective action, which may result in warranty claims beyond our expectations and may harm our reputation. We believe potential disadvantages associated with our eSVS Mesh include the possibility of allergic reaction to the implant materials and the possibility of damage to the saphenous vein during placement of our eSVS Mesh. A product liability claim, regardless of its merit or eventual outcome, and even if we are ultimately successful in defending it, could have a material adverse effect on our business, results of operations and reputation. For example, it could result in significant legal defense costs. The coverage limits of our insurance policies may not be adequate to cover future claims. We may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts. A product liability claim, any product recalls or other field actions or excessive warranty claims, whether arising from defects in design or manufacture or otherwise, could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us, any of which could harm our reputation and business.

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

Our success in international markets depends upon the eligibility of reimbursement for our eSVS Mesh through government-sponsored healthcare payment systems and third-party payors or the willingness of hospitals to allocate budgets to cover the cost of our eSVS Mesh. Reimbursement and healthcare payment systems in international markets vary significantly by country and, within some countries, by region. In many international markets, payment systems may control reimbursement for procedures performed using new products as well as procurement of these products. As an example, we were denied government-sponsored supplemental reimbursement in Germany for our eSVS Mesh for 2014. In addition, as economies of emerging markets develop, these countries may implement changes in their healthcare delivery and payment or budget systems. Furthermore, healthcare cost containment efforts similar to those underway in the United States are prevalent in many of the countries in which we sell and intend to sell our eSVS Mesh and these efforts are expected to continue. Market acceptance of our eSVS Mesh in a particular country may depend on the availability and level of reimbursement or available budget in that country. In the event that our customers are unable to obtain adequate reimbursement for our eSVS Mesh in international markets in which we are seeking to sell our eSVS Mesh, market acceptance of our eSVS Mesh would be adversely affected.

In the United States, our eSVS Mesh would be purchased primarily by medical institutions, which would then bill various third-party payors, such as the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program, and other government programs and private insurance plans, for the healthcare services provided to their patients. The process involved in applying for coverage and incremental reimbursement from CMS is lengthy and expensive. Even if our eSVS Mesh receives FDA and other regulatory approval, it may not be granted coverage and reimbursement in the foreseeable future, if at all. Moreover, many private payors look to CMS in setting their reimbursement policies and amounts. If CMS or other agencies limit coverage or decrease or limit reimbursement payments for doctors and hospitals, this may affect coverage and reimbursement determinations by many private payors.

CMS may not provide coverage and reimbursement for our eSVS Mesh. If a medical device does not receive incremental reimbursement from CMS, then a medical institution would have to absorb the cost of our eSVS Mesh as part of the cost of the procedure in which the products are used. Acute care hospitals are now generally reimbursed by CMS for inpatient operating costs under a Medicare hospital inpatient prospective payment system. Under the Medicare hospital inpatient prospective payment system, acute care hospitals receive a fixed payment amount for each covered hospitalized patient based upon the Diagnosis-Related Group, or DRG, to which the inpatient stay is assigned, regardless of the actual cost of the services provided. At this time, we do not know the extent to which medical institutions would consider insurers’ payment levels adequate to cover the cost of our eSVS Mesh. Failure by hospitals and physicians to receive an amount that they consider to be adequate reimbursement for procedures in which our eSVS Mesh is used could deter them from purchasing our eSVS Mesh and limit our sales growth. In addition, pre-determined DRG payments may decline over time, which could deter medical institutions from purchasing our eSVS Mesh. If medical institutions are unable to justify the costs of our eSVS Mesh, they may refuse to purchase it, which would significantly harm our business.

We are dependent upon our founder and Chairman and Chief Executive Officer and the loss of his services or our inability to attract and retain required management, technical, regulatory and sales personnel may divert management’s attention and negatively impact our operations.

We are highly dependent on our senior management, specifically Manny Villafaña, our Chairman and Chief Executive Officer. The loss of services of Mr. Villafaña would impair our ability to commercialize our eSVS Mesh and develop new products and would harm our business. Our success will depend on our ability to retain our senior management and to attract and retain qualified personnel in the future. Competition for senior management personnel, as well as clinical and regulatory specialists, engineers and sales personnel is intense and we may not be able to retain our personnel. The loss of a member of our senior management or our professional staff would require the remaining senior executive officers to divert immediate and substantial attention to seeking a replacement. Each of our senior officers may terminate his employment at any time without notice and without cause or good reason. We do not carry key person life insurance on any of our employees. If we lose the services of any key personnel, our business, financial condition and results of operations may suffer.

Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or operating results.

Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry to create new companies with greater market power, including hospitals. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and will continue to become more intense. This in turn has resulted and likely will continue to result in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions for some of our customers. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may reduce competition, exert further downward pressure on the prices of our products and may adversely impact our business, financial condition or operating results.

We will need to increase the size of our organization and we may experience difficulties managing growth. If we are unable to manage the anticipated growth of our business, our future sales and operating results may be adversely affected.

If we our successful in selling our eSVS Mesh and obtaining additional regulatory approvals for our eSVS Mesh, we expect to expand our sales support and marketing staff, and administrative and financial resources to meet anticipated growth in demand for our eSVS Mesh. We may face difficulties in recruiting, training, managing and retaining an adequate number of qualified personnel to support this growth. Expansion in personnel may mean that less experienced people could be providing clinical and sales and marketing support for our eSVS Mesh, and managing our administrative and financial functions, which could result in unanticipated costs and disruptions to our operations. If we cannot scale and manage our business appropriately, our anticipated growth may be impaired and our operating results will suffer.

Our status as a public company causes us to incur significant costs, places demands on our management and diverts management’s attention from our core business.

The obligations of being a U.S. public reporting company, including substantial public reporting, auditing and corporate governance obligations, require significant expenditures, place demands on our management and divert management’s time and attention away from our core business. These obligations may require us to hire additional personnel in order to ensure compliance with the regulatory requirements of the Securities and Exchange Commission and NASDAQ. We are required to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us as a public company. If we fail to staff our accounting and finance function adequately or maintain internal controls adequate to meet the demands that are placed upon us as a public company, we may be unable to report our financial results accurately or in a timely manner and our business and stock price may suffer. The costs of being a public company, as well as diversion of management’s time and attention, may harm our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

Our competitive position is contingent upon the protection of our intellectual property.

As of March 1, 2014, we had twelve issued patents covering the eSVS Mesh, including five issued in the United States, two each issued in Canada, Japan and South Africa, and one issued European patent. The European patent has been validated and is enforceable in eight European countries. In addition, we have three patent applications pending in the United States, including one for which we received a notice of allowance in February 2014, and five patent applications pending in countries outside the United States covering various aspects of our eSVS Mesh.

Any patents we have or obtain in the future might be invalidated or circumvented by third parties. If any challenges are successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property is not adequately protected against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

Our commercial success, if any, will be significantly harmed if we infringe the patent rights of third parties or if we breach any agreements that we have entered into with regard to our technology or business. The medical device industry is characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many medical device companies with substantially greater resources than us have employed intellectual property litigation as a way to gain a competitive advantage. We may become involved in litigation, interference proceedings, oppositions, reexamination, protest or other potentially adverse intellectual property proceedings as a result of alleged infringement by us of the rights of others or as a result of priority of invention disputes with third parties. Third parties may also challenge the validity of any of our issued patents. Similarly, we may initiate proceedings to enforce our patent rights and prevent others from infringing our intellectual property rights. In any of these circumstances, we might have to spend significant amounts of money, time and effort defending our position and we may not be successful. In addition, any claims relating to the infringement of third-party proprietary rights or proprietary determinations, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management’s attention and resources, or require us to enter into royalty or license agreements that are not advantageous to us. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.

Because we operate in the highly technical field of medical technology development, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants and corporate partners to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties any confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

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

We are aware of patents issued to third parties that contain subject matter related to our technology. These or other third parties may assert that our eSVS Mesh infringes the claims in their patents or seek to expand their patent claims to cover aspects of our eSVS Mesh. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities or require us to seek licenses. In addition, if we are found to willfully infringe third-party patents, we could be required to pay treble damages in addition to other penalties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may be required to redesign our eSVS Mesh to avoid infringement, and it may not be possible to do so effectively. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could cause us to incur significant costs, place significant strain on our resources, divert management’s attention from our business and harm our reputation and prevent us from commercializing our eSVS Mesh or any other product we may develop, which would have a significant adverse impact on our business. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.

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

Risks Related to Regulatory Approval and Other Government Regulations

The sale of our eSVS Mesh is subject to regulatory approvals and our business is subject to extensive regulatory requirements. If we fail to obtain and maintain regulatory approvals, or are unable to obtain, or experience significant delays in obtaining, FDA and other regulatory approvals for our eSVS Mesh and any other future products or product enhancements, our ability to commercially distribute and market these products could suffer.

Our eSVS Mesh and operations are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes regulation of, among other things:

●	design, development and manufacturing;

●	testing, labeling, packaging, content and language of instructions for use, and storage;

●	clinical trials;

●	product safety;

●	premarket clearance and approval;

●	marketing, sales and distribution (including making product claims);

●	advertising and promotion;

●	product modifications;

●	recordkeeping procedures;

●	recalls and field corrective actions;

●	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; and

●	product import and export.

Before a new medical device, or a new use of, or claim for, an existing product can be marketed in the United States, it must first receive either premarket clearance under Section 510(k) of the U.S. Federal Food, Drug and Cosmetic Act, a de novo approval or a PMA from the FDA, unless an exemption applies. Our coronary eSVS Mesh has been designated a Class III product by the FDA and will be required to go through the PMA process. Other indications of our eSVS Mesh, including peripheral and arteriovenous fistula applications, have not been classified at this time.

The PMA pathway requires an applicant to demonstrate reasonable assurance of safety and effectiveness of the device for its intended use based, in part, on extensive data including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. The PMA pathway is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to five years, or even longer, from the time the application is filed with the FDA until an approval is obtained. The process of obtaining a PMA and other regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain approvals on a timely basis, if at all.

The FDA can delay, limit or deny approval of a device for many reasons, including:

●	we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for their intended uses;

●	the data from our pre-clinical studies (bench and/or animal) and clinical trials may be insufficient to support approval;

●	the manufacturing process or facilities we use may not meet applicable requirements; and

●	changes in FDA clearance or approval policies or the adoption of new regulations may require additional data.

Any delay in, or failure to receive or maintain, approvals for our eSVS Mesh or other products could prevent us from generating sales in the United States.

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

Assuming the results from our current feasibility trial are successful, we intend to submit an IDE application to conduct a larger pivotal trial. If the FDA approves an IDE application to conduct a pivotal trial, the clinical study we conduct may have unanticipated complications and delays and may be more costly than we currently anticipate. The FDA may approve our IDE application with conditions relating to the scope or design of our clinical trials for which we have not planned. These conditions may require us to collect additional data, enroll more patients, spend more time and expend more resources than we currently anticipate, and these conditions may make a clinical trial in the United States more costly and time consuming than we currently plan. Any unanticipated costs and length of U.S. clinical trials would delay our ability to market our eSVS Mesh in the United States, which would harm our business.

If the FDA does not approve our IDE application, we would be unable to conduct a pivotal trial of our eSVS Mesh in the United States. If we are unable to conduct a pivotal trial in the United States, we would not be able to submit a PMA application and we would be unable to market our eSVS Mesh in the United States, which would have an adverse effect on our business.

If we fail to obtain and maintain regulatory approvals from countries other than the United States, our ability to sell our products and generate sales will be materially harmed.

We currently market, and intend to continue to market, our eSVS Mesh outside the United States. To market and sell our eSVS Mesh in countries outside the United States, we must seek and obtain regulatory approvals, certifications or registrations and comply with the laws and regulations of those countries. These laws and regulations, including the requirements for approvals, certifications or registrations and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals, certifications or registrations are expensive, and we cannot be certain that we will receive regulatory approvals, certifications or registrations in any foreign country in which we plan to market our products. The regulatory approval process outside the United States may include all of the risks associated with obtaining FDA approval in addition to other risks.

In order to market our products in the Member States of the European Economic Area, or EEA, our devices are required to comply with the essential requirements of the EU Medical Devices Directives (Council Directive 93/42/EEC of 14 June 1993 concerning medical devices, as amended, and Council Directive 90/385/EEC of 20 June 2009 relating to active implantable medical devices, as amended). Compliance with these requirements entitles us to affix the CE conformity mark to our medical devices, without which they cannot be commercialized in the EEA. In order to demonstrate compliance with the essential requirements and obtain the right to affix the CE conformity mark we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the Medical Devices Directives, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization accredited by a Member State of the EEA to conduct conformity assessments. The Notified Body would typically audit and examine the quality system for the manufacture, design and final inspection of our devices before issuing a certification demonstrating compliance with the essential requirements. Based on this certification we can draw up an EC Declaration of Conformity, which allows us to affix the CE mark to our products. We received authorization to apply the CE Mark to our eSVS Mesh in May 2010 and in November 2013 we received an updated CE Mark expanding our ability to promote the eSVS Mesh for use with sequential grafts.

We may not obtain other regulatory approvals or certifications outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval or certification by regulatory authorities or Notified Bodies in other countries, and approval or certification by one foreign regulatory authority or Notified Body does not ensure approval by regulatory authorities in other countries or by the FDA. We may be required to perform additional pre-clinical or clinical studies even if FDA approval, or the right to bear the CE mark, has been obtained. If we fail to obtain or maintain regulatory approvals, certifications or registrations in any foreign country in which we plan to market our products, our business, financial condition and operating results could be adversely affected.

Even if our eSVS Mesh is approved by regulatory authorities, if we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our eSVS Mesh, it could be subject to restrictions or withdrawal from the market and governmental authorities could take certain adverse actions against us.

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

Our sales will initially be dependent upon sales of our eSVS Mesh outside the United States. Foreign regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. We rely heavily upon independent foreign distributors to comply with such foreign regulatory requirements. Our inability or failure, or the inability or failure of such foreign distributors, to comply with varying foreign regulation or the imposition of new regulations could restrict the sale of our eSVS Mesh internationally and thereby harm our business.

In addition, although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid or other third-party payors for our eSVS Mesh, healthcare regulation by federal, state and foreign governments could significantly impact our business. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include, among others:

●

the federal Anti-Kickback Law, which constrains our marketing practices and those of our independent distributors, educational programs, pricing, bundling and rebate policies, grants for physician-initiated trials and CME, and other remunerative relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration, intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs;

●

federal false claims laws (such as the federal False Claims Act) which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, this impacts and regulates the reimbursement advice we give to our customers as it cannot be inaccurate and must relate to on-label uses of our products;

●

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information;

●

state laws analogous to each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

●

federal, state and international laws that impose reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers.

If our past or present operations, or those of our distributors or agents, are found to be in violation of any of such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal healthcare programs and the curtailment or restructuring of our operations. Similarly, if the healthcare providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our company being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Further, the 2010 U.S. healthcare law, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the 2010 U.S. healthcare law provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and operating results.

We are required to comply with the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits. In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. We also are subject to similar anticorruption legislation implemented in Europe under the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions. We either operate or plan to operate in a number of jurisdictions that pose a high risk of potential violations of the FCPA and other anticorruption laws, and we utilize a number of distributors for whose actions we could be held liable under the FCPA. We inform our personnel, distributors and agents of the requirements of the FCPA and other anticorruption laws, including, but not limited to their reporting requirements. We also have developed and will continue to develop and implement systems for formalizing contracting processes, performing due diligence on personnel, distributors and agents and improving our recordkeeping and auditing practices regarding these regulations. However, there is no guarantee that our personnel, distributors or agents have not or will not engage in conduct undetected by our processes and for which we might be held responsible under the FCPA or other anticorruption laws.

If our personnel, distributors or agents are found to have engaged in such practices, we could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to our procedures, policies and controls, as well as potential personnel changes and disciplinary actions. During the past few years, the SEC has increased its enforcement of violations of the FCPA against companies, including several medical device companies. Although we do not believe we are currently a target, any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities also could have an adverse impact on our business, financial condition and operating results.

Certain foreign companies, including some of our competitors, are not subject to prohibitions as strict as those under the FCPA or, even if subjected to strict prohibitions, such prohibitions may be laxly enforced in practice. If our competitors engage in corruption, extortion, bribery, pay-offs, theft or other fraudulent practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business, or from government officials, who might give them priority in obtaining new licenses, which would put us at a disadvantage.

The use, misuse or off-label use of our products may harm our image in the marketplace or result in injuries that lead to product liability suits, which could be costly to our business or result in sanctions if we are deemed to have engaged in improper promotion of our products.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition on the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside of its cleared or approved indication is known as “off-label” use. We cannot prevent a surgeon from using our products or procedure for off-label use, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials, reimbursement advice or training of sales representatives or physicians constitute promotion of an off-label use, the FDA could request that we modify our training or promotional or reimbursement materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, disgorgement of profits, a civil fine and criminal penalties. Other federal, state or foreign governmental authorities also might take action if they consider our promotion or training materials to constitute promotion of an uncleared or unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

Further, the advertising and promotion of our products is subject to EEA Member States laws implementing Directive 93/42/EEC concerning Medical Devices, or the EU Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. Our failure to comply with all these laws and requirements may harm our business and operating results.

If our eSVS Mesh is defective or otherwise poses safety risks, governmental authorities could require their recall, or we may initiate a recall of our products voluntarily.

The FDA and similar foreign governmental authorities may require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers, on their own initiative, may recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of our eSVS Mesh or any future product of ours would divert managerial and financial resources and have an adverse effect on our financial condition and operating results. Any recall could impair our ability to produce our eSVS Mesh in a cost-effective and timely manner in order to meet our customers’ demands. We also may be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

Under the FDA medical device reporting regulations, or MDR, we are required to report to the FDA any incident in which our product has or may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us. Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

In the EEA we must comply with the EU Medical Device Vigilance System, the purpose of which is to improve the protection of health and safety of patients, users and others by reducing the likelihood of reoccurrence of incidents related to the use of a medical device. Under this system, incidents must be reported to the competent authorities of the Member States of the EEA. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health. Incidents are evaluated by the EEA competent authorities to whom they have been reported, and where appropriate, information is disseminated between them in the form of National Competent Authority Reports, or NCARs. The Medical Device Vigilance System is further intended to facilitate a direct, early and harmonized implementation of Field Safety Corrective Actions, or FSCAs across the Member States of the EEA where the device is in use. An FSCA is an action taken by a manufacturer to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices.

We may initiate voluntary recalls involving our eSVS Mesh or any future product of ours in the future that we determine do not require notification to the FDA or other regulatory authorities. If the FDA or other regulatory authorities disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA or other regulatory authorities could take enforcement action for failing to report the recalls when they were conducted.

Our manufacturing operations require us to comply with the FDA’s and other governmental authorities’ laws and regulations regarding the manufacture and production of medical devices, which is costly and could subject us to enforcement action.

We and certain of our third-party manufacturers are required to comply with the FDA’s current Good Manufacturing Program (cGMP) and Quality System Regulations, or QSR, which cover the methods of documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We and certain of our suppliers also are subject to the regulations of foreign jurisdictions regarding the manufacturing process for our products marketed outside of the United States. The FDA enforces the QSR through periodic announced and unannounced inspections of manufacturing facilities The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

●	untitled letters, warning letters, fines, injunctions, consent decrees, disgorgement of profits, criminal and civil penalties;

●	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying our requests for 510(k) clearance or PMA approval of new products or modified products;

●	withdrawing 510(k) clearances or PMAs that have already been granted;

●	refusal to grant export approval for our products; or

●	criminal prosecution.

Any of these actions could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We also may be required to bear other costs or take other actions that may have a negative impact on our future revenue and our ability to generate profits. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements, which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.

The results of our clinical trials may not support our product claims or may result in the discovery of adverse side effects.

Our ongoing research and development and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. We are currently conducting clinical studies, including our feasibility trial in Europe and the United States, of our eSVS Mesh to gather additional information about our products’ safety, efficacy or optimal use. In the future we may conduct additional clinical trials to support approval of new products. Clinical studies must be conducted in compliance with FDA regulations or the FDA may take enforcement action. The data collected from these clinical trials may ultimately be used to support market approval for these products. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical testing and early clinical trials does not always ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and studies. The clinical trial process may fail to demonstrate that our products are safe and effective for the proposed indicated uses, which could cause us to abandon a product and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our products and generate sales. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product’s profile.

We are and will continue to be highly dependent on third-party institutions to conduct our clinical testing, and the results of such testing may delay or prevent regulatory approval of our eSVS Mesh.

We rely on clinical investigators and clinical trial sites to enroll patients in our clinical trials and other third parties to manage our trials and to perform related data collection and analysis. However, we are not able to control the amount and timing of resources that clinical trial sites devote to our clinical trials. If these clinical investigators and clinical trial sites fail to enroll a sufficient number of patients in our clinical trials or fail to ensure compliance by patients with clinical protocols, we will be unable to complete our planned trials, which could prevent us from obtaining regulatory approvals for our eSVS Mesh. Our agreements with clinical investigators and clinical trial sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our planned trials could be delayed or terminated. If these clinical investigators, clinical trial sites, or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, the FDA’s good clinical practice regulations or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, our eSVS Mesh. In addition, the data obtained from human clinical testing is subject to varying interpretations that could delay, limit or prevent regulatory approval, and delays or rejection may be encountered based upon changes in FDA policy for device approval during the period of development.

Future regulatory actions may adversely affect our ability to sell our products profitably.

From time to time, legislation is drafted and introduced that could significantly change the statutory provisions governing the approval, manufacture and marketing of a medical device. In addition, FDA and other regulations and guidance are often revised or reinterpreted in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

We may never obtain adequate coverage and reimbursement for our eSVS Mesh, which would adversely affect our sales and harm our business.

Even if third-party payors provide adequate coverage and reimbursement for our eSVS Mesh, adverse changes in third-party payors’ general policies toward reimbursement could preclude market acceptance for our eSVS Mesh and harm our potential sales and sales growth, which in turn would harm our business. Recently, healthcare reform legislation was signed into law in the United States and we expect that there will continue to be legislative proposals for governmental controls over healthcare in the United States and other countries. Some third-party payors also require pre-approval of coverage or companies to demonstrate the superiority of their product before they will reimburse healthcare providers who use such devices or procedures.

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

We are subject to a variety of state and local regulations relating to the use, handling, storage, disposal and human exposure to hazardous and toxic materials. We currently generate small quantities of waste alcohol and acids, classifying us as a Very Small Quantity Generator with the Minnesota Pollution Control Agency, which requires us to comply with county and state registration requirements. We expect that compliance costs will be less than $5,000 for 2014. However, environmental laws could become more stringent over time, and we may increase the use of hazardous materials in our operations in the future, which could impose greater compliance costs on us and increase the risks and penalties associated with violations, any of which could harm our business. Compliance with future environmental and safety laws and regulations could restrict our ability to expand our facilities, impair our research, development or production efforts, or require us to incur other significant expenses. We could incur costs, fines and civil and criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, accident, equipment failure or other causes.

U.S. healthcare reform legislation includes provisions that may adversely affect our business and results of operations.

As the 2010 U.S. healthcare law continues to be phased in, we believe the law may have an impact on various aspects of our business operations. The law’s Medicare payment reforms, such as accountable care organizations and bundled payments, may provide incentives for healthcare providers to reduce spending on our eSVS Mesh and reduce utilization of hospital procedures that use our eSVS Mesh if and when our eSVS Mesh receives FDA approval. Accordingly, while it is still too early to fully understand and predict the ultimate impact of the law on our business, ongoing implementation of this legislation could have a material adverse effect on our results of operations and cash flows.

Risks Associated With Our Common Stock

If we fail to satisfy applicable listing standards, including maintenance of a minimum bid price of $1.00 per share, our common stock may be delisted from NASDAQ.

Our common stock is currently traded on the NASDAQ Capital Market. NASDAQ imposes, among other requirements, listing maintenance standards including a minimum bid price per share. On September 5, 2013, we received a notification letter from the Listing Qualifications Staff of NASDAQ notifying us that we are not in compliance with minimum bid price rule in NASDAQ Listing Rule 5550(a)(2) because the closing bid price per share of our common stock had been below $1.00 per share for 30 consecutive trading days prior to the notification letter. In accordance with the NASDAQ Listing Rules, we were eligible for and received an initial 180-day compliance period and recently received an additional 180-day compliance period to demonstrate compliance with the minimum bid price rule. To qualify for the second 180-day compliance period, we were required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for NASDAQ, other than the minimum bid price requirement, and provide written notice to NASDAQ of our intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split if necessary. If we are unable to regain compliance with the minimum bid price requirement during this second 180-day compliance period, then NASDAQ will notify us of its determination to delist our common stock, at which point we would have an opportunity to appeal the delisting determination to a hearings panel. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with minimum bid price rule, including effecting a reverse stock split, if necessary. There are no assurances that our closing bid price will maintain compliance with the minimum bid price rule or that we will effect a reverse stock split to regain compliance and our common stock may be delisted from NASDAQ. If our common stock were delisted from NASDAQ, the delisting could lead to a number of negative implications, including reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing.

We may experience volatility in our stock price, which may adversely affect the trading price of our common stock.

The market price of our common stock has ranged from a low of $0.62 to a high of $1.74 per share during 2013 and through March 1, 2014, and it may continue to experience significant volatility from time to time. In addition to the risk factors discussed elsewhere in this report, the following factors, many of which are outside of our control, could cause the market price of our common stock to decrease significantly in the future:

●	inconclusive or failed clinical trial outcomes of our eSVS Mesh;

●	failure to achieve required governmental approvals to market and sell our eSVS Mesh;

●	failure to achieve market acceptance for and significant sales of our eSVS Mesh;

●	inability to manufacture our eSVS Mesh in adequate quantities or to commercial standards;

●	loss or departure of key personnel;

●	inability to hire, train and retain necessary and qualified personnel;

●	variations in our quarterly operating results or those of companies that are perceived to be similar to us;

●	announcements by our competitors of significant technological developments;

●	changes in governmental regulations and standards;

●	litigation related to patent infringement and product liability claims;

●	changes to financial estimates by equity research analysts;

●	sales of common stock or other securities by us in the future;

●	decreases in market valuations of similar companies; and

●	fluctuations in stock market prices and volumes.

Each of these factors, among others, could cause the market price of our common stock to decline significantly in the future.

In addition, the stock markets have been extremely volatile. Securities class action litigation is often initiated against a company following a period of volatility in the market price of the company’s securities. If class action litigation is initiated against us, we would incur substantial costs and our management’s attention would be diverted from our operations.

Our outstanding options and warrants and the availability for resale of the underlying shares may adversely affect the trading price of our common stock.

As of December 31, 2013, we had outstanding stock options to purchase 1,609,250 shares of our common stock at a weighted-average exercise price of $2.56 per share and outstanding warrants to purchase 678,125 shares of common stock at a weighted-average exercise price of $2.23 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of these options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through an offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of our existing stockholders.

We have registered with the SEC the resale by the holders of some of the shares of our common stock issuable upon exercise of our outstanding options and warrants. The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable research or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. Equity research analysts may elect not to provide research coverage of our common stock, which may adversely affect the market price of our common stock. If equity research analysts provide research coverage of our common stock, the price of our common stock could decline if one or more of these analysts downgrade our common stock or if they issue other unfavorable commentary about us or our business. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Future sales of our common stock by our existing stockholders could cause our stock price to decline and cause you to lose part or all of your investment.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. We may file registration statements with the SEC covering shares available for future issuance under Kips Bay Medical, Inc. 2013 Equity Incentive Plan or other shares to be sold by us or our stockholders.

Our directors, executive officers and significant stockholders have substantial control over us and could limit stockholders’ ability to influence the outcome of key transactions, including changes of control.

As of March 1, 2014, our directors and executive officers and their affiliated entities beneficially own 17.3% of our outstanding common stock. In addition, Kips Bay Investments, LLC beneficially owns 20.6% of our outstanding common stock. Manny Villafaña, our Chairman and Chief Executive Officer, beneficially owns 16.0% of our outstanding common stock. Kips Bay Investments, LLC and Manny Villafaña together are able to control or influence significantly all matters requiring approval by our stockholders. Our directors, executive officers, significant stockholders and affiliated entities, if acting together, are able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from other stockholders, and they may vote in a way with which other stockholders disagree and that may be adverse to the interests of other stockholders. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

A large percentage of our outstanding common stock is held by insiders, and, as a result, the trading market for our common stock is not as liquid as the stock of other public companies.

As of March 1, 2014, 37.9% of our outstanding common stock was beneficially owned by directors, executive officers, principal stockholders and their respective affiliates. The stock of companies with a substantial amount of stock held by insiders is usually not as liquid as the stock of other public companies where insider ownership is not as concentrated. Thus, the trading market for shares of our common stock may not be as liquid as the stock of other public companies.

One of our principal stockholders has a right of first offer if we receive an acquisition proposal, which could have the effect of delaying, preventing or deterring a change of control of our company.

Under the terms of our investment agreement with Kips Bay Investments, LLC, we are obligated to give Kips Bay Investments notice within ten days after we receive any acquisition proposal that we intend to pursue, and to negotiate exclusively with Kips Bay Investments for terms under which it might acquire us for a period of twenty days after we provide notice.  If we do not reach agreement with Kips Bay Investments, we have a period of 180 days to reach agreement with a third party on terms that are more favorable to us than were proposed by Kips Bay Investments.  This right of first offer terminates if we complete an underwritten public offering that generates net proceeds to us of at least $20 million, if we are acquired, or if Kips Bay Investments, LLC no longer holds at least 10% of our voting stock.  This right of first offer held by Kips Bay Investments, LLC could have the effect of delaying, preventing or deterring a change of control of our company.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

Provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may make it more difficult for or prevent a third party from acquiring control of us without the approval of our board of directors. These provisions:

●	set limitations on the removal of directors;

●	limit who may call a special meeting of stockholders;

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings;

●	do not permit cumulative voting in the election of our directors, which would otherwise permit less than a majority of stockholders to elect directors;

●	prohibit stockholder action by written consent unless unanimous, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

●	provide our board of directors the ability to designate the terms of and issue preferred stock without stockholder approval.

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

Our certificate of incorporation allows us to authorize and issue preferred stock with rights and preferences superior to our common stock without stockholder approval, and the terms of any preferred stock issued may reduce the value of our common stock.

We are authorized to issue shares of preferred stock in one or more series. Our board of directors may determine the terms of future preferred stock offerings without further action by our stockholders, other than Kips Bay Investments, LLC. Prior to issuing any capital stock with rights, preferences or limitations equal or superior to our common stock owned by Kips Bay Investments, LLC or debt securities convertible into capital stock with rights, preferences or limitations equal or superior to our common stock owned by Kips Bay Investments, LLC, we must obtain the consent of Kips Bay Investments, LLC. If we issue preferred stock, it could affect your rights or reduce the value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party.

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

Item 1B.     Unresolved Staff Comments

This Item 1B is inapplicable to us as a smaller reporting company.

Item 2.     Properties

We lease approximately 5,000 square feet of office, laboratory, manufacturing and warehouse space at 3405 Annapolis Lane North, Suite 200, Minneapolis, Minnesota. The term of this lease extends through September 30, 2014. Our plan is to renew this lease prior to its scheduled expiration date. Our corporate offices, research and development facilities, prototype development, manufacturing, warehousing, and shipping facilities are located at this facility. We also lease approximately 2,800 additional square feet of office space adjoining our current facility pursuant to a sublease agreement. The term of this sublease runs from September 30, 2014. Our plan is to renew this sublease as well prior to its scheduled expiration date.

Item 3.     Legal Proceedings

We are not a party to any pending litigation.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NASDAQ Global Market on February 11, 2011 under the symbol “KIPS” in connection with our initial public offering, and currently trades on the NASDAQ Capital Market.

The following table reflects high and low sales price information for our common stock for each fiscal quarter during 2013 and 2012, as reported on the NASDAQ Global Market or NASDAQ Capital Market, as applicable.

(Per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013 High	$1.45	$1.74	$1.06	$0.90
2013 Low	0.63	0.95	0.65	0.69
2012 High	1.80	1.73	2.28	1.88
2012 Low	1.19	0.74	0.61	0.58

Holders of Record

As of March 1, 2014, there were 64 registered holders of our common stock.

Dividends

We have never paid cash dividends on any of our securities. We currently intend to retain any earnings for use in operations and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Equity Securities

During the fourth quarter of 2013, we did not issue or sell any equity securities of ours without registration under the Securities Act of 1933, as amended, except for the issuance of stock options to purchase an aggregate of 230,000 shares at an exercise price of $0.76 per share to three non-employee directors and two advisors under the Kips Bay Medical, Inc. 2013 Equity Incentive Plan. Options to purchase an aggregate of 180,000 shares vest and become exercisable on the one-year anniversary of the grant date and options to purchase 50,000 shares vest and become exercisable in four equal installments over a three-year term. All such options expire on December 11, 2023. These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering. The offer and sale of the options were limited to these five individuals, and the certificates representing these securities bear a restrictive legend.

Purchases of Equity Securities by the Company

During the fourth quarter of 2013, we did not purchase any shares of our common stock or other equity securities of ours. Our Board of Directors has not authorized any repurchase plan or program for the purchase of shares of our common stock or other securities in the open market or otherwise.

Item 6.     Selected Financial Data

The following tables summarize our selected financial data for the periods and as of the dates indicated. The selected financial data should be read in conjunction with, and are qualified by reference to, our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statements of Operations Data:
Net sales	$130	$226	$252	$223	$—
Cost of sales	(63)	(98)	(91)	(77)	—
Gross profit	67	128	161	146	—
Operating expenses:
Research and development	3,075	2,483	1,675	2,521	3,004
Selling, general and administrative	3,068	3,167	2,755	1,326	779
Milestone expense		—	—	5,000	—
Operating loss	(6,076)	(5,522)	(4,269)	(8,701)	(3,783)
Interest income	16	15	19	12	17
Interest expense		—	—	(1)	(181)
Realized gain on sale of short-term investments		—	—	46	—
Change in fair value of investor stock purchase option		—	—	(2,290)	610
Net loss before income taxes	(6,060)	(5,507)	(4,250)	(10,934)	(3,337)
Provision for income tax benefit	—	—	—	42	—
Net loss	$(6,060)	$(5,507)	$(4,250)	$(10,892)	$(3,337)
Basic and diluted net loss per share	$(0.23)	$(0.34)	$(0.27)	$(0.81)	$(0.30)
Weighted average common shares outstanding—basic and diluted	26,916,060	16,402,363	15,557,969	13,431,661	11,069,342

 (In thousands, except share and per share amounts)

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$5,000	$10,350	$9,168	$3,784	$3,417
Working capital	5,454	10,611	9,940	(18)	2,226
Total assets	6,309	11,856	10,667	6,172	3,740
Total stockholders’ equity	5,854	11,068	10,407	448	2,512

 (in thousands)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations together with our financial statements and the related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements about our business and operations, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many important factors, including the factors we describe under “Item 1A, Risk Factors” and elsewhere in this report.

Business Overview

We are a medical device company focused on developing, manufacturing and commercializing our external saphenous vein support technology, the eSVS Mesh, for use in coronary artery bypass surgery, or CABG, surgery. Our eSVS Mesh is designed to be fitted like a sleeve on the outside of saphenous vein grafts (referred to as SVGs or vein grafts) to strengthen SVGs used in CABG surgery. By strengthening the SVG and preventing the damaging expansion of the vein graft, we hope to reduce or prevent the resulting injury which can lead to SVG failure and potentially costly and complicated re-interventions for patients undergoing CABG surgery.

We received authorization to apply the CE Mark to our eSVS Mesh in May 2010 and we began marketing and commenced shipments in select international markets in June 2010. In November 2013, we received an updated CE Mark expanding our ability to promote the eSVS Mesh for use with sequential grafts. We sell our eSVS Mesh to distributors who, in turn, sell to hospitals and clinics. Our eSVS Mesh is a novel product and we are not aware of the establishment of any specific or supplemental reimbursements for it. To date, sales of our eSVS Mesh have been limited.

We are currently conducting a feasibility trial for the U.S Food and Drug Administration, or FDA. This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG surgery and is titled the “eMESH I” study. The objective of this study is to demonstrate the initial safety and performance of the eSVS Mesh for use as an external saphenous vein graft support device during CABG surgery and to support a future pivotal trial. The FDA’s initial approval of our investigational device exemption, or IDE, to begin clinical feasibility trial work in the United States allowed us to enroll 15 patients at up to four sites in the United States. Additional enrollments within the United States are contingent upon the FDA’s favorable review of the six-month follow-up angiogram data from either the first five U.S. patients or the first 10 patients made up of both U.S. and European patients. We expect to use the data from this study as the basis for the filing of a request for IDE to perform a pivotal trial which is required to demonstrate clinical effectiveness and to support a request for approval to sell our eSVS Mesh in the United States. Enrollments in this trial commenced internationally in late August 2012 at the Bern University Hospital in Switzerland and in the United States in February 2013 at the Northeast Georgia Medical Center in Gainesville, Georgia. The eSVS Mesh performance will be evaluated based upon the angiographic patency rate of the enrolled grafts, where patency is defined as less than 50% stenosis, or blockage, of the SVG at six months after surgery. As of March 1, 2014, seven sites in Europe and four sites in the United States have enrolled or are recruiting patients for the trial. One study site has discontinued its participation in the trial as a result of the transfer of the cardiac surgeon leading the trial at such site. We are adding one additional international site which has received its ethics committee approval and is in the process of finalizing its clinical trial agreement in order to begin enrolling which we expect to commence during the second quarter of 2014. As of March 1, 2014, 50 patients had been enrolled in the eMESH I clinical feasibility trial.

Based upon initial discussions with the FDA, we have implemented a modification to the study protocol allowing the enrollment of patients with only one qualifying graft. The intent of this modification is to increase enrollments in the trial. During the third quarter of 2013, the first two European sites received their internal approvals and began enrolling patients with one qualifying graft. We are in the process of seeking approval of this modification for the remaining European sites and from the FDA. Patients will be followed through hospital discharge, with additional follow-up visits at 30 days, three months, six months, one year and yearly thereafter through five years. However, only the results through the six-month follow-up visit will be submitted to the FDA as part of an application for an IDE to conduct a pivotal trial in the United States.

In reviewing the early results of the eMESH I clinical feasibility trial, we could be required to wait for additional angiogram data from a larger group of patients in order to support receiving an expanded approval from the FDA. Based upon consultations with our medical advisors and several of the cardiac surgeons participating in the eMESH I clinical feasibility trial, we are in the process of proposing to the FDA a combination of changes in the application of the eSVS Mesh to the saphenous vein grafts and to the surgical implant technique for the eSVS Mesh treated graft. We believe that these changes will reduce the variables in the study. These changes are intended to reduce the risk of early graft occlusion and may make it easier to implant the eSVS Mesh as well as reduce costs. We hope that based upon these changes, we will be allowed to add additional study sites and enroll additional patients in the United States. No assurance can be provided that the FDA will approve any additional enrollments in the United States. In addition, no assurance can be provided that our current feasibility trial or our anticipated larger pivotal study will be successful, or that once these studies are concluded, we will receive U.S. marketing approval for the eSVS Mesh. Based upon initial discussions with the FDA, we plan to incorporate these changes at our clinical study sites in Europe, upon each site receiving any necessary ethics committee and/or government approvals. We expect that these sites will continue to enroll patients using the current techniques until such approvals are received.

Financial Overview

The following are a few highlights of our 2013 financial performance:

●

Our net sales decreased to $130,000 in 2013, a decrease of 42.5% from $226,000 in 2012. This sales decrease reflects the negative impact of limited reimbursements and/or budgets available to hospitals, the limited amount of clinical data on the performance of the eSVS Mesh and the effects of economic difficulties in certain European countries. During the third quarter of 2013, we made changes to our sales team resulting in the departure of our former Vice President of Sales and Marketing and the addition of two new director-level employees possessing significant sales experience building the sales of new medical device technologies. We expect sales to continue at modest levels until additional clinical study data is available.

●

We incurred a net loss of $6.1 million and had negative cash flow from operating activities of $5.5 million for the year ended December 31, 2013. We expect our losses to continue as we pursue commercialization of and further regulatory approvals for our eSVS Mesh.

●	Our cash, cash equivalents and short-term investments, as of December 31, 2013 totaled $5.0 million compared to $10.4 million as of December 31, 2012.

●

To date, we have used primarily equity and convertible debt financings to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. In January 2014, we completed a public offering of 6,035,000 shares of our common stock at a purchase price of $0.70 per share, resulting in net proceeds of approximately $3.6 million, after deducting underwriting discounts and commissions and other expenses.

●

We believe our cash, cash equivalents and short-term investments as of December 31, 2013, together with the proceeds from our January 2014 public offering, will be sufficient to fund our planned operations for at least the next 12 months. However, there is no assurance that we will not need or seek additional financing prior to such time.

Key Components of Our Results of Operations

Net Sales

We sell our eSVS Mesh to distributors who, in turn, sell to hospitals and clinics. The pricing in our distributor agreements is denominated in U.S. dollars and provides for the transfer of title when we ship our eSVS Mesh to the distributors. We invoice shipping charges to our distributors and include them in net sales. We expense shipping costs at the time we report the related revenue and record them in cost of sales.

Cost of Sales

We fabricate our eSVS Mesh both at our facility and at a contract manufacturer. We conduct final assembly and packaging at our facility. Our cost of sales consists primarily of purchased components, direct labor, allocated manufacturing overhead and royalties payable to Medtronic.

Research and Development Expenses

Since our inception, we have focused our activities on the development of our eSVS Mesh. We expense both internal and external research and development costs as incurred. Research and development costs include the costs to design, develop, test, seek approval for, and enhance our eSVS Mesh and production processes. Expenses related to research and development consist primarily of personnel costs, including salaries, benefits and stock-based compensation, product development, preclinical and clinical trials, professional service fees, materials and supplies and facilities-related costs. We expense amounts paid to obtain patents as the ultimate recoverability of the amounts paid is uncertain.

While our research and development expenses in prior years have been focused on product development and evaluating the feasibility of our eSVS Mesh, costs incurred in support of our current trials comprise a large percentage of our current-year research and development expenses . We expect that costs incurred in support of our current and future clinical trials will continue to represent a significant percentage of our research and development expenses. These expenditures are subject to numerous uncertainties in timing and costs to complete. As we obtain results from clinical trials, we may elect to discontinue, delay or alter the scope of our clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product. The cost of clinical trials may vary significantly over the life of the trial as a result of differences arising during the clinical trial, including:

●	the number of sites included in the clinical trials;

●	the length of time required to enroll suitable patient subjects;

●	the number of patients that participate in the clinical trials; and

●	the duration of patient follow-up.

Our reported expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple clinical trial sites and by contract research organizations, or CROs, which provide support to us in the conduct of the clinical trials. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial follow-up procedures. Expenses related to clinical trials generally are accrued based on contracted amounts and the occurrence of follow-up procedures, such as patient enrollments or the performance of follow-up procedures. If timelines or contracts are modified based upon changes to the clinical trial design or scope of work to be performed, we modify our estimates of accrued expenses accordingly.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries and benefits and other costs, including stock-based compensation, for our executive and administrative personnel; legal, accounting and other professional fees; travel, sales and marketing costs; insurance and other corporate costs.

Milestone Expense

As consideration for the purchase of the core intellectual property relating to our eSVS Mesh, we agreed to pay Medtronic an aggregate of up to $15.0 million upon the achievement of certain sales milestones. The milestones and related payments consist of $5.0 million due on the one-year anniversary of the first commercial sale of our eSVS Mesh, $5.0 million due when our cumulative net sales reach $15.0 million and $5.0 million due when our cumulative net sales reach $40.0 million. We recorded our first commercial sale in June 2010 and accrued an expense of $5.0 million for the first milestone obligation at that time. This milestone was paid in June 2011. We have not reached any of the cumulative net sales milestones.

Interest Income

Interest income consists of interest earned on investments in bank certificates of deposits, money market funds, commercial paper and corporate debt.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Revenue Recognition

We sell our eSVS Mesh to international distributors, which subsequently resell it to hospitals and clinics. We recognize revenue in accordance with generally accepted accounting principles as outlined in SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Accounting Standards Codification, or ASC, 605-10-S99, and thus when persuasive evidence of an arrangement exists, delivery of goods occurs through the transfer of title and risks and rewards of ownership, the selling price is fixed or determinable and collectability is reasonably assured. We recognize revenue as products are shipped based on agreements with each of our distributors, which provide that title and risk of loss pass to the distributor upon shipment of the products to the distributor and do not provide the distributors a right of return.

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

We grant options to employees and non-employees, including our directors and members of our Scientific Advisory Board. Option grants to employees generally vest over four years at the rate of 25% of the total shares underlying the option each year. Options granted to our non-employee directors generally vest in full on the one-year anniversary of the date of grant. Options granted to other non-employees generally vest over three years with 25% of the total shares underlying the option vesting on the date of grant and 25% of the total shares vesting in each of the next three years. All options generally have a maximum term of ten years.

Option grants to non-employees have been made in conjunction with and as sole consideration for their service as advisors to us. Certain of these advisors have also purchased shares of stock in our private placement offerings, but none beneficially own 5% or more of our outstanding common stock. The fair value of options granted to non-employees is measured at each reporting date until the option, or respective portion of the option, vests and the expense recorded by us is updated accordingly. See Note 10 to our financial statements included elsewhere in this report for additional information.

Results of Operations

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012 (in thousands)

	Year Ended December 31,		Percent Change
	2013	2012
Net sales	$130	$226	(42.5)%
Cost of sales	(63)	(98)	(35.7)
Gross profit	67	128	(47.7)
Operating expenses:
Research and development	3,075	2,483	23.8
Selling, general and administrative	3,068	3,167	(3.1)
Total operating expenses	6,143	5,650	8.7
Other income:
Interest income	16	15	6.7

Net loss	$(6,060)	$(5,507)	10.0%

Cost of sales, research and development expenses and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options and restricted stock grants. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The equity awards granted through December 31, 2013 vest upon time-based conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our statements of operations for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Manufacturing	$—	$29
Research and development	152	150
Selling, general and administrative	379	409
Total stock-based compensation	$531	$588

Net Sales and Gross Profit

Our net sales declined to $130,000 in 2013, a decrease of 42.5%, from $226,000 in 2012. Our gross profit declined to $67,000 in 2013, a decrease of 47.7%, from $128,000 in 2012. This decrease in net sales reflects the negative impact of limited reimbursements and/or budgets available to hospitals, the limited amount of clinical data on the performance of our eSVS Mesh and the effects of economic difficulties in certain European countries. During the third quarter of 2013, we made changes to our sales team resulting in the departure of our former Vice President of Sales and Marketing and the addition of two new director-level employees possessing significant sales experience building the sales of new medical device technologies. We expect sales to continue at modest levels until additional clinical study data is available.

Research and Development

Our research and development expenses increased 23.8% to $3.1 million in 2013 from $2.5 million in 2012. This increase was due primarily to increased costs incurred in conjunction with increases in the number of study sites and patients enrolled in our eMESH I clinical feasibility trial during 2013. These increases were partially offset by reductions in product testing costs related to additional test work required by the FDA performed by us during 2012. We expect that our research and development costs will continue to increase as clinical study related activities increase.

Selling, General and Administrative

Selling, general and administrative expenses decreased 3.1% to $3.1 million in 2013 from $3.2 million in 2012 primarily as a result of costs incurred during 2012 which did not recur in 2013. These costs during 2012 included professional service fees supporting our commercial sales activity, fees related to the filing of a registration statement for our former common stock purchase agreement with Aspire Capital Fund, LLC and costs associated with changing underwriters in our December 2012 public offering. These decreases were partially offset by increased costs related to investor relations activities and continued increases in premiums for product liability and directors and officers liability insurance. We expect SG&A expenses to increase slightly as we continue to pursue our international sales and marketing efforts.

Interest Income

Interest income increased to $16,000 in 2013 from $15,000 in 2012. This increase resulted from realizing improved returns on our investable cash during 2013.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011 (in thousands)

	Year Ended December 31,		Percent Change
	2012	2011
Net sales	$226	$252	(10.3)%
Cost of sales	(98)	(91)	7.7
Gross profit	128	161	(20.5)
Operating expenses:
Research and development	2,483	1,675	48.2
Selling, general and administrative	3,167	2,755	15.0
Total operating expenses	5,650	4,430	27.5
Other income:
Interest income	15	19	(21.1)
Net loss	$(5,507)	$(4,250)	29.6%

The following table summarizes the stock-based compensation expense in our statements of operations for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Cost of sales	$29	$46
Research and development	150	153
Selling, general and administrative	409	293
Total stock-based compensation	$588	$492

Net Sales and Gross Profit

Our net sales decreased to $226,000 in 2012, a decrease of 10.3%, from $252,000 in 2011. Our gross profit decreased to $128,000 in 2012, a decrease of 20.5%, from $161,000 in 2011. These decreases were the result of reduced demand from our distributors in southern Europe, who were adversely affected by sovereign debt and budget issues in those countries.

Research and Development

Our research and development expenses increased 48.2% to $2.5 million in 2012 from $1.7 million in 2011. This increase was driven by increased clinical study and product development activities related to our eSVS Mesh during 2012. In November 2011, we began enrolling patients in post-market studies, and in August 2012, we began enrolling patients in Europe for our feasibility trial for the FDA. During 2012, we also commenced product development efforts intended to support expanding our product labeling to include the use of alternate sealants and to allow physicians to use our eSVS Mesh when performing sequential grafts.

Selling, General and Administrative

Selling, general and administrative expenses increased 15.0% to $3.2 million in 2012 from $2.8 million in 2011. This increase was due to a combination of factors which include: compliance costs associated with becoming a public company in February 2011, costs associated with the expansion of our management team and professional service fees and costs incurred to support our commercial sales activity. The increased costs related to the expansion of our management team and board of directors, both as part of becoming a public company and to support our commercial sales, included approximately $117,000 of increased stock-based compensation expenses for 2012. Costs during 2012 also included fees related to the filing of a registration statement for our former common stock purchase agreement with Aspire Capital Fund, LLC and costs associated with changing underwriters in our December 2012 public offering.

Interest Income

Interest income decreased to $15,000 in 2012 from $19,000 in 2011 primarily as a result the reduction in our investable cash as we generated operating losses and negative cash flows during 2012.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2013 and 2012 and for each of fiscal years ended December 31, 2013, 2012 and 2011, and is intended to supplement the more detailed discussion that follows (in thousands):

	December 31,
Liquidity and Capital Resources	2013	2012
Cash and cash equivalents	$2,316	$9,403
Short-term investments	2,684	947
Working capital	5,454	10,611

	Year Ended December 31,
Cash Flow Data	2013	2012	2011
Cash provided by (used in):
Operating activities	$(5,537)	$(4,203)	$(8,105)
Investment activities	(1,826)	1,818	(2,952)
Financing activities	276	5,577	13,720
Net (decrease) increase in cash and cash equivalents	$(7,087)	$3,192	$2,663

Working Capital

Our total cash resources, including short-term investments, as of December 31, 2013 totaled $5.0 million compared to $10.4 million as of December 31, 2012. As of December 31, 2013, we had $455,000 in current liabilities and $5.5 million in working capital, compared to $788,000 in current liabilities and $10.6 million in working capital as of December 31, 2012.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $5.5 million in 2013, $4.2 million in 2012 and $8.1 million in 2011. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by non-cash stock-based compensation, depreciation and the effects of changes in operating assets and liabilities. In addition, net cash used in operating activities during 2011 includes a $5.0 million milestone payment to Medtronic.

Net Cash (Used in) Provided by Investment Activities

Net cash (used in) provided by investment activities was $(1.8) million in 2013, $1.8 million in 2012 and $(3.0) million in 2011. Cash used in or provided by investment activities is related to purchases and sales of short-term investments and purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $276,000 in 2013, $5.6 million in 2012 and $13.7 million in 2011. Net cash provided by financing activities was primarily attributable to proceeds from public offerings of our common stock.

Capital Requirements

We expect to incur substantial expenses and generate significant operating losses as we continue to execute our business strategy including:

●	conducting clinical trials to obtain regulatory approval for our eSVS Mesh in the United States;

●	commercializing our eSVS Mesh in select European and other international markets;

●	hiring additional personnel for managerial, research and development, operations and other functions;

●	conducting pre-clinical and clinical trials to expand indications for our eSVS Mesh and to pursue other product development initiatives;

●	expanding our facilities to increase our manufacturing and development capabilities; and

●	implementing new operational, financial and management systems to comply with SEC requirements.

Our future capital uses and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●	the progress of preclinical and clinical trials required to support our applications for regulatory approvals, including our human clinical trials in the United States;

●	our ability to demonstrate the safety and effectiveness of our eSVS Mesh;

●	our ability to obtain FDA clearance of our eSVS Mesh and other required regulatory approvals;

●	the market acceptance and level of future sales of our eSVS Mesh;

●	the rate at which physicians adopt our eSVS Mesh for use in CABG surgery;

●	the selling price of our eSVS Mesh to distributors and the price that distributors charge hospitals;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our eSVS Mesh;

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

●	the cost of expanding our commercial operations, including our selling and marketing efforts; and

●	our ability to establish and maintain effective relationships with independent distributors.

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

To date, we have used primarily equity and debt financings, and to a lesser extent, interest income, to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. On December 13, 2013, we filed a shelf registration statement on Form S-3 with the SEC registering the offer and issuance from time to time of up to $50.0 million in common stock, preferred stock, debt securities, warrants and units, which registration statement was declared effective as of December 20, 2013. Because we are a “smaller reporting company” under federal securities laws, we are limited, however, to offering and selling securities totaling one-third of our public float during a period of 12 months.

On January 29, 2014, we completed a public offering of 6,035,000 shares of our common stock at a purchase price of $0.70 per share under our shelf registration statement, resulting in net proceeds of $3.6 million, after deduction of underwriter discounts, commissions and related expenses. After the completion of this offering, we may not be able to offer and sell additional securities under our existing shelf registration statement depending upon the amount of our public float. In December 2012, we completed a public offering of 10,000,000 shares of our common stock at a purchase price of $0.65 per shares, resulting in net proceeds of $5.4 million, after deduction of underwriter discounts, commissions and related expenses. In January 2013, we received additional net proceeds of $276,000 as a result of the issuance of an additional 475,000 shares to the underwriter pursuant to the underwriter’s partial exercise of its over-allotment option. We intend to use the net proceeds from these offerings for working capital and general corporate purposes, including funding the process of seeking regulatory approval to market our eSVS Mesh in the United States and abroad, including continuing our human clinical trials.

On February 4, 2014, following approval by our stockholders at a special meeting of stockholders, we amended our Certificate of Incorporation by filing a Certificate of Amendment to Certificate of Incorporation to increase the number of authorized shares of common stock from 40 million to 90 million.

We believe our cash, cash equivalents and short-term investments as of December 31, 2013, together with the proceeds from our January 2014 public offering, will be sufficient to fund our planned operations for at least the next 12 months. However, we may require significant additional funds earlier than we currently expect in order to continue our feasibility trial for the FDA, plan for our anticipated larger pivotal study and conduct additional clinical trials to obtain regulatory approvals for our eSVS Mesh. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

As of December 31, 2013, we did not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if investors are not confident in the future value of our company, we lose the NASDAQ Capital Market, or NASDAQ, listing of our common stock and/or economic and market conditions deteriorate.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the interests of our current stockholders may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. If we issue preferred stock, it could affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any of these events could adversely affect our ability to achieve our regulatory approvals and commercialization goals and harm our business.

Prior to issuing any capital stock with rights, preferences or limitations equal or superior to our common stock owned by Kips Bay Investments, LLC or debt securities convertible into capital stock with rights, preferences or limitations equal or superior to our common stock owned by Kips Bay Investments, LLC, we must obtain the consent of Kips Bay Investments, LLC, one of our significant stockholders, and no assurance can be provided that Kips Bay Investments, LLC would provide such consent, which could limit our ability to raise additional financing.

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

Contractual Obligations, Commitments and Contingencies

To date, we have not entered into long-term or minimum purchase commitments with suppliers. Our principal commitments consist of obligations under the lease for our facility in Minneapolis, Minnesota, certain office equipment and our clinical studies.

The following table summarizes our outstanding contractual obligations as of December 31, 2013 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating lease obligations	$152	$85	$67	$—	$—
Clinical studies	380	326	46	8

The operating lease obligations for our corporate facilities ends September 30, 2014. However, we intend to renew our leases prior to their scheduled expiration dates.

We are currently conducting the eMESH I clinical feasibility trial evaluating the safety and performance of our eSVS Mesh in humans for the FDA. This clinical trial requires patients to be followed at regular intervals during the first year after implant and then annually out to five years. We are required to pay for patient follow up visits only to the extent they occur. In the event a patient does not attend a follow up visit, we have no financial obligation. However, the estimates included above are based upon all patients returning for all scheduled follow up visits.

Royalty Payments

The core intellectual property relating to our eSVS Mesh was sold to us by Medtronic pursuant to an Assignment and License Agreement dated October 9, 2007. Pursuant to the Assignment and License Agreement, Medtronic also sold to us intellectual property relating to a brushed ePTFE vascular graft, or the Brushed Graft Product. As consideration for the sale of intellectual property relating to the eSVS Mesh and the Brushed Graft Product and other rights granted by the Assignment and License Agreement, we have agreed to pay Medtronic an aggregate of up to $20.0 million upon the achievement of certain sales milestones relating to our eSVS Mesh and the Brushed Graft Product and a royalty of 4% on sales of our eSVS Mesh and any future sales of the Brushed Graft Product. This royalty will terminate upon the earlier of the expiration of all of the patents and patent applications, or when the aggregate royalties paid reach $100.0 million. In June 2011, we paid the first $5.0 million milestone payment. In addition, we have recorded royalty expense of $5,000 and $8,000 for the years ended December 31, 2013 and 2012, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC, that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these arrangements.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

This Item 7A is inapplicable to us as a smaller reporting company.

Item 8.     Financial Statements and Supplementary Data

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (1992 Framework). Based on this assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts smaller reporting companies from the auditor attestation requirement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information in the “Proposal No. 1 – Election of Directors” section of our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

Executive Officers

Information concerning our executive officers and officers is included in this annual report on Form 10-K under Item 4A of Part I under the heading “Executive Officers of the Registrant.”

Section 16(a) Beneficial Ownership Reporting Compliance

The information in the “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” section of our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

Code of Ethics and Business Conduct

We have adopted a code of ethics and business conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as other employees and our directors and meets the requirements of the SEC and the NASDAQ Capital Market. Our code of ethics and business conduct is available on the Investors—Corporate Governance section of our corporate website at www.KipsBayMedical.com. Any person may request a copy free of charge by writing to us at Mr. Scott Kellen, Chief Operating Officer, Chief Financial Officer and Secretary, Kips Bay Medical, Inc., 3405 Annapolis Lane North, Suite 200, Minneapolis, Minnesota 55447 Attn: Stockholder Information. We intend to disclose on our website any amendment to, or waiver from, a provision of our code of ethics and business conduct that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the SEC and the NASDAQ Capital Market.

Changes to Nomination Procedures

During the fourth quarter of year ended December 31, 2013, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Audit Committee Matters

The information in the “Corporate Governance—Audit Committee” section of our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

Item 11.      Executive Compensation

The information in the “Director Compensation” and “Executive Compensation” sections of our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership

The information in the “Beneficial Ownership of Principal Stockholders and Management” section of our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information concerning the Kips Bay Medical, Inc. 2013 Equity Incentive Plan that was adopted by our Board of Directors in March 2013 and approved by our stockholders at our annual meeting of stockholders held in May 2013, and the Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan, which was adopted by our Board of Directors and approved by stockholders in July 2007, as of December 31, 2013, and certain additional equity issuances not approved by our stockholders.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,609,250	(1)	$2.56	2,210,000	(2)

Equity compensation plans not approved by security holders
Independent contractor warrant	75,000	(3)	$1.00	0
Agent warrants from December 2012 public offering	500,000	(4)	$0.8125	0
Agent warrants from February 2011 initial public offering	103,125	(5)	$10.00	0
Total	2,287,375		$3.21	2,210,000

___________________

(1)

Amount includes 290,000 shares of our common stock issuable upon the exercise of stock options outstanding as of December 31, 2013 under the Kips Bay Medical, Inc. 2013 Equity Incentive Plan and 1,319,250 shares of our common stock issuable upon the exercise of stock options outstanding as of December 31, 2013 under the Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan.

(2)

Amount includes 2,210,000 shares remaining available at December 31, 2013 for future issuance under Kips Bay Medical, Inc. 2013 Equity Incentive Plan. No shares remain available for grant under the Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan since such plan was terminated with respect to future grants upon the effective date of the Kips Bay Medical, Inc. 2013 Equity Incentive Plan.

(3)	Represents warrants to purchase 75,000 shares of our common stock granted to a professional services firm in exchange for services.

(4)	Represents warrants to purchase an aggregate of 500,000 shares of our common stock granted to the underwriter and its designees in connection with our December 2012 public offering.

(5)	Represents warrants to purchase an aggregate of 103,125 shares of our common stock granted to the underwriter and its designees in connection with our February 2011 initial public offering.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information in the “Certain Relationships and Related Party Transactions” and “Corporate Governance—Director Independence” sections of our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

Item 14.      Principal Accounting Fees and Services

The information in the “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Fees” and “Proposal No. 2—Appointment of Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policies and Procedures” sections of our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.      Exhibits, Financial Statements Schedules

(a)        Financial Statements, Financial Statement Schedules, and Exhibits:

(1) Financial Statements

The financial statements filed as part of this report are listed on the index to the Financial Statements and Supplementary Data, Part II. Item 8, on page 67.

(2) Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Financial Statements and Supplementary Data, Part II. Item 8, or notes thereto.

(3) Exhibits

The exhibits to this report are listed in the Exhibit Index to this report. A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who is a stockholder upon receipt from any such person of a written request for any such exhibit. Such request should be sent to: Mr. Scott Kellen, Chief Operating Officer, Chief Financial Officer and Secretary, Kips Bay Medical, Inc., 3405 Annapolis Lane North, Suite 200, Minneapolis, Minnesota 55447 Attn: Stockholder Information. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601(10)(iii) of SEC Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2014

KIPS BAY MEDICAL, INC.
By:	/s/ MANNY VILLAFAÑA
Manny Villafaña Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes Manny Villafaña and Scott Kellen, and each of them individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ MANNY VILLAFAÑA	Chairman and Chief Executive Officer	March 12, 2014
Manny Villafaña	(principal executive officer)
/s/ SCOTT KELLEN	Chief Operating Officer and Chief Financial Officer	March 12, 2014
Scott Kellen	(principal financial and accounting officer)
/s/ ROBERT E. MUNZENRIDER	Director	March 12, 2014
Robert E. Munzenrider
/s/ ROBERT J. SHEEHY	Director	March 12, 2014
Robert J. Sheehy
/s/ ARCH C. SMITH	Director	March 12, 2014
Arch C. Smith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Kips Bay Medical, Inc.

We have audited the accompanying balance sheets of Kips Bay Medical, Inc. as of December 31, 2013 and 2012, and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kips Bay Medical, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
March 12, 2014

Kips Bay Medical, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,316	$9,403
Short-term investments, net	2,684	947
Accounts receivable	28	31
Inventories	793	915
Prepaid expenses and other current assets	88	103
Total current assets	5,909	11,399
Property and equipment, net	400	457
Total assets	$6,309	$11,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141	$333
Accrued liabilities	314	455
Total current liabilities	455	788
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and 2012, respectively	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 26,979,079 and 26,346,079 issued and outstanding as of December 31, 2013 and 2012, respectively	270	263
Additional paid-in capital	41,494	40,655
Accumulated other comprehensive loss	—	—
Accumulated deficit	(35,910)	(29,850)
Total stockholders’ equity	5,854	11,068
Total liabilities and stockholders’ equity	$6,309	$11,856

See accompanying notes to financial statements.

 Kips Bay Medical, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011

Net sales	$130	$226	$252
Cost of sales	(63)	(98)	(91)
Gross profit	67	128	161

Operating expenses:
Research and development	3,075	2,483	1,675
Selling, general and administrative	3,068	3,167	2,755
Operating loss	(6,076)	(5,522)	(4,269)
Interest income	16	15	19
Net loss	$(6,060)	$(5,507)	$(4,250)

Basic and diluted net loss per share	$(0.23)	$(0.34)	$(0.27)
Weighted average shares outstanding — basic and diluted	26,916,060	16,402,363	15,557,969

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2013	2012	2011

Net loss	$(6,060)	$(5,507)	$(4,250)

Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	—	3	(3)
Comprehensive loss	$(6,060)	$(5,504)	$(4,253)

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Stockholders’ Equity

(In thousands except share and per share amounts)

					Accumulated Other Comprehensive Income
			Additional Paid-In Capital			Total Stockholders' Equity
	Common Stock			Accumulated Deficit
	Shares	Amount
Balance at December 31, 2010	13,581,791	$136	$20,405	$(20,093)	$—	$448
Comprehensive loss
Net loss	—	—	—	(4,250)	—	(4,250)
Unrealized loss on investments, net	—	—	—	—	(3)	(3)
Comprehensive loss						(4,253)
Common stock issued in initial public offering, net of issuance costs of $2,868	2,062,500	20	13,612	—	—	13,632
Issuance of common stock to Aspire Capital	378,788	4	(4)	—	—	—
Restricted stock grants	135,000	1	(1)	—	—	—
Stock-based compensation expense	—	—	492	—	—	492
Exercise of stock options	87,500	1	87	—	—	88
Balance at December 31, 2011	16,245,579	162	34,591	(24,343)	(3)	10,407
Comprehensive loss
Net loss	—	—	—	(5,507)	—	(5,507)
Unrealized gain on investments, net	—	—	—	—	3	3
Comprehensive loss						(5,504)
Common stock issued under common stock purchase agreement	100,000	1	134	—	—	135
Issuance of common stock in public offering, net of issuance costs of $1,059	10,000,000	100	5,341	—	—	5,441
Stock-based compensation expense	—	—	588	—	—	588
Exercise of stock options	500	—	1	—	—	1
Balance at December 31, 2012	26,346,079	263	40,655	(29,850)	—	11,068
Comprehensive loss
Net loss	—	—	—	(6,060)	—	(6,060)
Unrealized gain on investments, net	—	—	—	—	—	—
Comprehensive loss						(6,060)
Common stock issued in underwriter’s exercise of over-allotment option, net of issuance costs of $33	475,000	5	271	—	—	276
Restricted stock grants	120,000	1	(1)	—	—	—
Vendor payments in common stock	38,000	1	38	—	—	39
Stock-based compensation expense	—	—	531	—	—	531
Balance at December 31, 2013	26,979,079	$270	$41,494	$(35,910)	$—	$5,854

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(6,060)	$(5,507)	$(4,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	55	109	111
Stock-based compensation	570	588	492
Amortization of premium on short-term investments	74	79	132
Other	17	17	—
Non-cash interest income	—	—	(16)
Changes in operating assets and liabilities:
Accounts receivable	3	9	16
Inventories	122	(23)	(286)
Prepaid expenses and other current assets	15	(3)	1,160
Accounts payable	(192)	248	(95)
Accrued liabilities	(141)	280	(369)
Accrued milestone	—	—	(5,000)
Net cash used in operating activities	(5,537)	(4,203)	(8,105)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	3,814	6,459	4,029
Purchases of short-term investments	(5,625)	(4,526)	(6,869)
Purchase of property and equipment	(17)	(117)	(112)
Proceeds from sale of property and equipment	2	2	—
Net cash (used in) provided by investing activities	(1,826)	1,818	(2,952)
Cash flows from financing activities:
Proceeds from sale of common stock in a public offering, net of issuance costs of $33	276	—	—
Proceeds from sale of common stock in a public offering, net of issuance costs of $1,059	—	5,441	—
Proceeds from sale of common stock under common stock purchase agreement, net of issuance costs of $4	—	135	—
Proceeds from sale of common stock in IPO, net of issuance costs of $2,868	—	—	13,632
Proceeds from the exercise of employee stock options	—	1	88
Net cash provided by financing activities	276	5,577	13,720
Net (decrease) increase in cash and cash equivalents	(7,087)	3,192	2,663
Cash and cash equivalents at beginning of period	9,403	6,211	3,548
Cash and cash equivalents at end of period	$2,316	$9,403	$6,211

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Notes To Financial Statements

1. Organization and Business

Kips Bay Medical, Inc. (“we”, “us” or “our”) is a medical device company focused on manufacturing and commercializing our external saphenous vein support technology, or eSVS® Mesh, for use in coronary artery bypass grafting (“CABG”) surgery. Our eSVS Mesh is designed to be fitted like a sleeve on the outside of saphenous vein grafts (“SVG”) to strengthen SVGs used in coronary artery bypass graft surgery. By strengthening the SVG and preventing the damaging expansion of the vein graft, we hope to reduce or prevent the resulting injury which can lead to SVG failure and potentially costly and complicated re-interventions for patients undergoing CABG surgery. To strengthen an SVG, the eSVS Mesh is manufactured from nitinol wire which gives the eSVS Mesh considerable strength, while remaining highly flexible and kink-resistant.

CABG surgery is one of the most commonly performed cardiac surgeries in the United States. In CABG procedures, surgeons harvest blood vessels, including the left internal mammary artery from the chest wall and the saphenous vein from the leg, and attach the harvested vessels to the heart in order to bypass, or provide blood flow around, blocked coronary arteries.

We are currently conducting a feasibility trial for the U.S. Food and Drug Administration (“FDA”). This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG surgery and is titled the eMESH I clinical feasibility trial. The objective of this trial is to demonstrate the initial safety and performance of the eSVS Mesh for use as an external saphenous vein graft support device during CABG surgery. We expect to enroll up to 120 patients at up to ten international and four U.S. sites and, if this trial is successful, we intend to use the data from this study as the basis for the filing of a request for an investigational device exemption (“IDE”) to perform a larger pivotal study which is required to demonstrate clinical effectiveness and support a request for approval to sell our eSVS Mesh in the United States.

Enrollments in the feasibility trial commenced in Europe in late August 2012 at the Bern University Hospital in Switzerland and in the United States in February 2013 at the Northeast Georgia Medical Center in Gainesville, Georgia. As of March 1, 2014, seven sites in Europe and four sites in the United States have enrolled or are recruiting patients for the trial. One study site has discontinued its participation in the trial as a result of the transfer of the cardiac surgeon leading the trial at such site. We are adding one additional international site which has received its ethics committee approval and is in the process of finalizing its clinical trial agreement in order to begin enrolling which we expect to commence during the second quarter of 2014. As of March 1, 2014, 50 patients had been enrolled in the eMESH I clinical feasibility trial. Additional enrollments of patients within the United States are contingent upon approval by the FDA. In reviewing the early results of the eMESH I clinical feasibility trial, we could be required to wait for additional angiogram data from a larger group of patients in order to support receiving an expanded approval from the FDA. Based upon consultations with our medical advisors and several of the cardiac surgeons participating in the eMESH I clinical feasibility trial, we are in the process of proposing to the FDA a combination of changes in the application of the eSVS Mesh to the saphenous vein grafts and to the surgical implant technique for the eSVS Mesh treated graft. We believe that these changes will reduce the variables in the study. These changes are intended to reduce the risk of early graft occlusion and may make it easier to implant the eSVS Mesh as well as reduce costs. We hope that based upon these changes, we will be allowed to add additional study sites and enroll additional patients in the United States. No assurance can be provided that the FDA will approve any additional enrollments in the United States. In addition, no assurance can be provided that our current feasibility trial or our anticipated larger pivotal study will be successful, or that once these studies are concluded, we will receive U.S. marketing approval for the eSVS Mesh.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts and disclosures in the combined consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds and bank certificates of deposit with original maturities of three months or less. The carrying value of these instruments approximates fair value. We have not experienced any losses in our cash and cash equivalents.

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

In 2013 and 2012, our short-term investments included a $100,000 bank certificate of deposit which we pledged as collateral for a corporate purchasing card which we obtained during 2011.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are due within 60 to 90 days of shipment. We grant credit to customers in the normal course of business and do not require collateral. Accounts receivable do not bear interest and are presented net of allowances for doubtful accounts, if any.   We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole.

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

	2013	2012
Raw materials	$81	$83
Work in process	333	371
Finished goods	379	461
Total	$793	$915

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed based upon the estimated useful lives of the respective assets, or the lesser of the estimated useful life or the remaining life of the underlying facility lease for leasehold improvements, ranging from three to seven years, and is recorded using the straight-line method. Upon sale or retirement of assets, the costs and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in the statement of operations. Repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment, long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2013 and 2012, no modification of the remaining useful lives or write-down of long-lived assets is required.

Revenue Recognition

We sell our eSVS Mesh to international distributors primarily in Europe, who subsequently resell it to hospitals and clinics. We recognize revenue when persuasive evidence of an arrangement exists, delivery of goods occurs through the transfer of title and the risks and rewards of ownership, the selling price is fixed or determinable and collectability is reasonably assured.

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

We charge research and development costs, including clinical trial costs, to expense when incurred. Clinical trial costs are a significant component of research and development expenses. All of our clinical trials are performed at clinical trial sites and are administered jointly by us with assistance from contract research organizations (“CROs”). Costs of setting up clinical trial sites are accrued upon execution of the study agreement. Expenses related to the performance of clinical trials generally are accrued based on contracted amounts and the achievement of agreed upon milestones, such as patient enrollment, patient follow-up, etc. We monitor levels of performance under each significant contract, including the extent of patient enrollment and other activities through communications with the clinical trial sites and CROs, and adjust the estimates, if required, on a quarterly basis so that clinical expenses reflect the actual effort expended at each clinical trial site and by each CRO.

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

Stock-Based Compensation

Stock-based incentive awards are accounted for under the provisions of FASB ASC 718, Compensation — Stock Compensation, which requires companies to measure and recognize the cost of employee and non-employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Compensation cost is recognized ratably using the straight-line attribution method over the expected vesting period, which is considered to be the requisite service period. We estimate pre-vesting award forfeitures when calculating the compensation costs and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

The fair value of stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. Risk free interest rates are based upon U.S. Treasury rates appropriate for the expected term. Expected volatility and forfeiture rates are based primarily on the volatility rates of a set of guideline companies, which consist of public and recently public medical technology companies. The assumed dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future. The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

Stock-based compensation expense in our statements of operations is summarized as follows (in thousands):

	December 31,
	2013	2012	2011
Manufacturing	$—	$29	$46
Research and development	152	150	153
Sales, general and administrative	379	409	293
Total stock-based compensation	$531	$588	$492

Net Loss per Share

We compute net loss per share by dividing our net loss (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted earnings per share, or EPS, is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Diluted EPS is the same as basic EPS due to common equivalent shares being excluded from the calculation, as their effect is anti-dilutive.

The following table summarizes our calculation of net loss per common share for the periods (in thousands, except share and per share data):

	December 31,
	2013		2012	2011
Net loss	$	(6,060)	$(5,507)	$(4,250)
Weighted average shares outstanding—basic and diluted		26,916,060	16,402,363	15,557,969
Basic and diluted net loss per share		(0.23)	(0.34)	(0.27)

The following outstanding potential common shares not included in diluted net loss per share calculations as their effects were not dilutive:

	December 31,
	2013	2012	2011
Employee and non-employee stock options	1,609,250	1,174,250	1,261,000
Common shares issuable to underwriters under purchase agreements (See note 9)	603,125	603,125	103,125
Common shares issuable to outside consultant under warrant	75,000	—	—

Fiscal Year

We operate on a manufacturing calendar with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of two four-week and one five-week periods.

3. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Cash and cash equivalents
Cash	$366	$6,240
Money market funds	1,699	3,163
Bank certificate of deposit	251	—
Total cash and cash equivalents	$2,316	$9,403

Short-term investments
Money market funds	$—	$236
Commercial paper	250	611
Corporate debt	2,083	—
Bank certificate of deposit	351	100
Total short-term investments	$2,684	$947

4. Fair Value of Financial Instruments

We apply the provisions of FASB ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value under US GAAP, and enhances disclosures about fair value measurements.

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

Our cash and equivalents and short-term investments consist of bank deposits, bank certificates of deposit, money market funds, commercial paper and corporate debt securities. Our money market funds are traded in active markets and are recorded at fair value based upon quoted market prices.

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

A summary of financial assets (in thousands) measured at fair value on a recurring basis at December 31, 2013 and 2012 is as follows:

	December 31, 2013				December 31, 2012
	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$1,699	$1,699	$—	$—	$3,399	$3,399	$—	$—
Bank certificate of deposit	602	—	602	—	100	—	100	—
Commercial paper	250	—	250	—	611	—	611	—
Corporate debt securities	2,083	—	2,083	—	—	—	—	—
Total	$4,634	$1,699	$2,935	$—	$4,110	$3,399	$711	$—

5. Short-Term Investments

Short-term investments consist of bank certificates of deposit, money market funds, commercial paper and corporate debt securities. As of December 31, 2013 and 2012, the remaining contractual maturities of all investments were less than 12 months. Due to the short-term nature of our investments, amortized cost approximates fair value for all investments.

6. Property and Equipment

At December 31, 2013 and 2012, property and equipment consist of the following (in thousands):

	December 31,
	2013	2012

Furniture and fixtures	$58	$56
Machinery, equipment and tooling	505	505
Computers and software	191	204
Leasehold improvements	90	90
Accumulated depreciation	(444)	(398)
Property and equipment, net	$400	$457

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $55,000, $109,000 and $111,000, respectively.

7. Accrued Liabilities

At December 31, 2013 and 2012, accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012

Clinical study related expense	$216	$23
Professional services	61	81
Payroll and related expenses	35	84
Other	2	30
Deferred offering costs	—	237
Accrued liabilities	$314	$455

8. Commitments and Contingencies

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

We also lease certain other office equipment under non-cancelable operating lease arrangements which are not recognized on our balance sheets.

Annual future minimum lease obligations under our operating lease agreements as of December 31, 2013 are as follows (in thousands):

2014	$64
2015	3
2016	—
Total	$67

Rent expense was $120,000, $120,000 and $88,000 for each of the years ended December 31, 2013, 2012 and 2011, respectively.

Clinical Studies

We are currently conducting the eMESH I clinical feasibility trial evaluating the safety and performance of our eSVS Mesh in humans for the U.S. FDA. This clinical trials require patients to be followed at regular intervals during the first year after implant and then annually out to five years. We are required to pay for patient follow up visits only to the extent they occur. In the event a patient does not attend a follow up visit, we have no financial obligation. Clinical trial costs are expensed as incurred.

Royalty Payments

The core intellectual property relating to our eSVS Mesh was acquired from Medtronic, Inc. (“Medtroni”) pursuant to an Assignment and License Agreement dated October 9, 2007. As consideration for the assignment of such intellectual property, we have agreed to pay Medtronic an aggregate of up to $15.0 million upon the achievement of certain sales milestones and a royalty of 4% on sales of our eSVS Mesh. Two milestones, and their related payments, remain unpaid and consist of $5.0 million due when our cumulative net sales reach $15.0 million and $5.0 million due when our cumulative net sales reach $40.0 million. Royalty obligations are payable 60 days after the end of each fiscal quarter, are recorded as a component of our cost of sales and will terminate upon the earlier of the expiration of all of the patents and patent applications acquired from Medtronic or when the aggregate royalties paid reaches $100.0 million. We recognized royalty expense of $5,000 and $8,000 for the years ended December 31, 2013 and 2012, respectively.

Legal Proceedings

We are not currently engaged in any pending litigation.

Employment Agreements

On July 31, 2012, we entered into an employment agreement (the “Agreement”) with Manny Villafaña, our founder and Chief Executive Officer, which replaces in its entirety the Company’s prior employment agreement with Mr. Villafaña, dated July 19, 2007, and the Company’s change in control agreement with Mr. Villafaña, dated September 12, 2008, both of which previously governed Mr. Villafaña’s employment relationship with us.

The Agreement provides that Mr. Villafaña will continue in his positions as our Chairman of the Board, Chief Executive Officer and President until July 1, 2015, if not earlier terminated. The Agreement provides for an annual base salary, which amount may be reviewed and changed periodically by our Board of Directors. The Agreement also provides that Mr. Villafaña will be eligible to earn an annual performance-based bonus in accordance with our bonus policies, if and when any such policies are put in place by the Company’s Board of Directors, and provides that Mr. Villafaña is eligible to participate in our employee benefit and retirement plans generally available to employees of the Company, in addition to reimbursement of reasonable business expenses incurred by Mr. Villafaña.

The Agreement may be terminated immediately by us for Cause (as defined in the Agreement), or without Cause upon 60 days written notice to Mr. Villafaña, upon determination by our Board of Directors to cease business, or upon the death or Disability (as defined in the Agreement) of Mr. Villafaña. The Agreement may be terminated by Mr. Villafaña for Good Reason (as defined in the Agreement) upon written notice to the Company, or without Good Reason upon 60 days written notice to the Company.

In the event that the Agreement is terminated by us for Cause, upon determination by our Board of Directors to cease business, upon Mr. Villafaña’s death or Disability, by Mr. Villafaña without Good Reason, or on July 1, 2015, the Agreement provides that Mr. Villafaña will be entitled to unpaid base salary and accrued benefits through the date of termination.

In the event that the Agreement is terminated by us without Cause or by Mr. Villafaña for Good Reason, the Agreement provides that Mr. Villafaña will be entitled to unpaid base salary and accrued benefits through the date of termination, the pro-rata amount of Mr. Villafaña’s annual incentive bonus at target for Mr. Villafaña’s applicable employment period during the fiscal year of termination (provided only if a bonus plan is put in place by our Board of Directors and our senior management are paid a bonus at or above target for the applicable fiscal year), secretarial services for one year following termination, and severance pay of two years of base salary in the event of termination by us without Cause or one year of base salary in the event of termination by Mr. Villafaña for Good Reason, in accordance with our normal payroll practices.

In the event of a termination by us without Cause or by Mr. Villafaña for Good Reason within two years of a Change in Control (as defined in the Agreement), Mr. Villafaña will be entitled to unpaid base salary and accrued benefits through the date of termination, the pro-rata amount of Mr. Villafaña’s annual incentive bonus at target for Mr. Villafaña’s applicable employment period during the fiscal year of termination (provided only if a bonus plan is put in place by our Board of Directors and our senior management are paid a bonus at or above target for the applicable fiscal year), secretarial services for one year following termination, and severance pay of three years of base salary payable in a lump sum.

The severance and annual incentive bonus payments above are conditioned upon our receipt of a separation agreement and release of claims from Mr. Villafaña. The Agreement also provides that Mr. Villafaña will not compete with us or solicit our customers or employees while employed by and for two years after being employed by us. The Agreement also contains certain confidentiality and assignment of inventions and copyrights provisions.

We have entered into employment agreements with certain other officers and key employees providing for an annual salary and such benefits in the future as may be approved by the Board of Directors. We have also entered into change of control agreements with certain of our officers and employees which provide that if the individual is terminated for a reason other than cause, or resigns for good reason, upon a merger, acquisition, sale of substantially all of our assets, or liquidation, the individual will receive a severance payment equal to his or her monthly base salary for 12 to 24 months.

Indemnification Agreements

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The Company may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2013 or 2012.

9. Stockholders’ Equity

The total number of shares of capital stock that the Company is authorized to issue is 50,000,000 shares, with 40,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock. Subsequent to year-end, our stockholders approved an amendment to our Certificate of Incorporation increasing the number of authorized shares of common stock from 40,000,000 to 90,000,000. See note 14 entitled “Subsequent Events” below for additional information.

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors. No dividends have been declared to date.

Common Stock Offerings

On January 29, 2014, we completed a public offering of 6,035,000 shares of our common stock at a purchase price of $0.70 per share. After deducting the underwriting discounts and commissions and other expenses, we realized net proceeds of approximately $3.6 million. See note 14 entitled “Subsequent Events” below for additional information.

On December 28, 2012, we issued 10,000,000 shares of our common stock in a public offering at $0.65 per share for gross proceeds of $6.5 million. We incurred $1.1 million in issuance costs for such offering. In connection with the offering, we entered into an underwriting agreement with Sunrise Securities Corp. (“Sunrise”) dated December 20, 2012, pursuant to which at closing on December 28, 2012, we paid Sunrise fees of $520,000, which consisted of underwriting discounts of $455,000 and non-accountable expense reimbursements of $65,000. In addition, we issued to the underwriter and its designees warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.8125 per share, or 125% of the per share purchase price of shares sold in the offering. These options have a five-year term and became exercisable on December 21, 2013, one year after the effective date of the offering. On January 28, 2013, we issued an additional 475,000 shares to the underwriter at a purchase price of $0.65 per share pursuant to the underwriter’s partial exercise of its over-allotment option from the offering. After deducting expenses, net proceeds were $276,000.

On February 16, 2011, we issued 2,062,500 shares of our common stock in an initial public offering of our common stock at $8.00 per share for gross proceeds of $16.5 million. We incurred $2.9 million in issuance costs for the offering. In connection with the offering, we entered into an underwriting agreement with Rodman & Renshaw, LLC (“Rodman”) dated February 9, 2011, pursuant to which at closing on February 16, 2011, we paid Rodman fees of $1.3 million, which consisted of underwriting discounts of $1.16 million and non-accountable expense reimbursements of $165,000. In addition, we issued to the underwriters and their designees options to purchase an aggregate of 103,125 shares of our common stock at an exercise price of $10.00 per share, or 125% of the purchase price of shares sold in the offering. These options have a five-year term and became exercisable on February 10, 2012, one year after the effective date of the offering.

Undesignated Stock

The Company has 10,000,000 shares of authorized undesignated stock issuable as preferred stock in one or more series. Upon issuance, the Company can determine the number of shares constituting any series and the designation of such series and the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms, any or all of which may be greater than the rights of common stock. The issuance of the preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. There was no preferred stock outstanding as of December 31, 2013 or 2012.

Kips Bay Investments, LLC Consent

We are a party to an Investment Agreement dated July 19, 2007 with Manny Villafaña and Kips Bay Investments, LLC, or KBI, which had no relationship to us prior to entering into the Investment Agreement. Pursuant to this Agreement, prior to our issuing any capital stock with rights, preferences or limitations equal or superior to our common stock owned by KBI or debt securities convertible into capital stock with rights, preferences or limitations equal or superior to our common stock owned by KBI, we must obtain the consent of KBI and no assurance can be provided that KBI would provide such consent, which could limit our ability to raise additional financing.

Shares Reserved

Shares of common stock reserved for future issuance are as follows:

December 31, 2013
Stock options outstanding	1,609,250
Shares available for grant under equity incentive plan	2,210,000
Warrants for purchase of common stock	678,125
Total	4,497,375

10. Stock-Based Compensation

2013 Equity Incentive Plan

The Kips Bay Medical, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) was adopted by the Board of Directors in March 2013 and approved by our stockholders at our annual meeting of stockholders held on May 22, 2013. The 2013 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2013 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2013 Plan have a maximum term of ten years and generally vest over four years for employees, at the rate of 25% of total shares underlying the option each year, and over three years for non-employees, with 25% vesting upon grant and 25% vesting each year thereafter, except in the case of non-employee directors which generally vest in full on the one-year anniversary of the date of grant. Under the 2013 Plan, a total of 2,500,000 shares of common stock have been reserved for issuance. As of December 31, 2013, options to purchase 230,000 shares of common stock had been granted and restricted stock awards for 60,000 shares of common stock were outstanding under the 2013 Plan.

2007 Long-Term Incentive Plan

The Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) was adopted by the Board of Directors in July 2007. In conjunction with stockholder approval of the 2013 Plan, the Board terminated the 2007 Plan, although awards outstanding under the 2007 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2007 Plan have a maximum term of ten years and generally vest over four years for employees, at the rate of 25% of total shares underlying the option each year, and over three years for non-employees, with 25% vesting upon grant and 25% vesting each year thereafter. As of December 31, 2013, options to purchase an aggregate of 1,319,250 and restricted stock awards for 45,000 shares of common stock remained outstanding under the 2007 Plan.

A summary of option activity is as follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at December 31, 2011	1,261,000	$3.73
Granted	15,000	1.00
Exercised	(500)	1.00
Forfeited and cancelled	(101,250)	4.37
Options outstanding at December 31, 2012	1,174,250	3.64
Granted	630,000	0.72
Exercised	—	—
Forfeited and cancelled	(195,000)	3.05
Options outstanding at December 31, 2013	1,609,250	$2.56

A summary of the status of our unvested shares during the year ended and as of December 31, 2013 is as follows:

	Shares Under Option	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2012	499,063	$1.85
Granted	630,000	0.59
Vested	(188,063)	1.67
Forfeited and cancelled	(138,750)	0.70
Unvested at December 31, 2013	802,250	$0.91

Information about stock options outstanding, vested and expected to vest as of December 31, 2013, is as follows:

Outstanding, Vested and Expected to Vest			Options Vested
Per Share Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$0.66	285,000	9.06	$0.66	—	—
0.76	230,000	9.95	0.76	12,500	9.95
0.91	60,000	9.59	0.91	—	—
1.00	245,000	4.14	1.00	233,750	3.93
1.01	5,000	9.12	1.01	—	—
2.00	318,250	7.69	2.00	192,250	7.61
3.21	15,000	7.39	3.21	7,500	7.39
5.18	75,000	7.33	5.18	37,500	7.33
5.83	152,000	4.67	5.83	152,000	4.83
6.00	19,000	4.18	6.00	19,000	5.67
6.10	67,500	6.91	6.10	35,000	7.18
7.00	137,500	5.74	7.00	117,500	6.07
	1,609,250	7.31	$4.65	807,000	5.75

The cumulative grant date fair value of employee options vested during the years ended December 31, 2013, 2012 and 2011 was $294,000, $347,000 and $244,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0, $0 and $58,000, respectively. Total proceeds received for options exercised during the years ended December 31, 2013, 2012 and 2011 were $0, $500 and $87,500 respectively. On an aggregated basis, as of December 31, 2013, there was $17,000 intrinsic value for our total outstanding options and no intrinsic value for our options exercisable.

As of December 31, 2013, 2012 and 2011, total compensation expense related to unvested employee stock options not yet recognized was $302,000, $577,000 and $944,000, respectively, which is expected to be allocated to expenses over a weighted-average period of 2.03, 2.28 and 2.72 years, respectively.

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2013, 2012 and 2011 are as follows:

	December 31,
	2013			2012	2011
Risk free interest rate	0.88%	-	1.80%	0.92%	1.24%	-	2.63%
Dividend yield		0%		0%		0%
Expected volatility		56%		57%		53%
Expected term (years)	5.50	-	6.25	6.25	5.75	-	6.25
Weighted average grant date fair value		$0.38		$0.54		$1.76

Nonemployee Stock-Based Compensation

We account for stock options granted to nonemployees in accordance with FASB ASC 718. In connection with stock options granted to nonemployees, we recorded $24,000, $20,000 and $30,000 for nonemployee stock-based compensation during the years ended December 31, 2013, 2012 and 2011, respectively. These amounts were based upon the fair values of the vested portion of the grants.

Amounts expensed during the remaining vesting period will be determined based on the fair value at the time of vesting.

Restricted Stock Awards

A summary of restricted stock award activity is as follows:

	Number of Shares	Weighted Average Fair Value
Awards outstanding at December 31, 2011	135,000	$5.89
Granted	—	—
Vested	(67,500)	3.79
Cancelled	—	—
Awards outstanding at December 31, 2012	67,500	8.00
Granted	120,000	0.77
Vested	(82,500)	3.43
Cancelled	—	—
Awards outstanding at December 31, 2013	105,000	$4.13

The fair value of each restricted stock award is equal to the fair market value of our common stock at the date of grant. Restricted stock awards vest over a period of time that varies with the purpose of the individual award. As of December 31, 2013, outstanding awards vest over four year terms. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. We recorded stock-based compensation expense for restricted stock grants of $242,000, $255,000 and $159,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Common Stock Purchase Options Issued to Underwriters and Consultants

In conjunction with the completion of our public offering in January 2014, we issued to the underwriter and its designees warrants to purchase an aggregate of 262,500 shares of our common stock at an exercise price of $0.70, or 125% of the purchase price of shares sold in the public offering. These options have a five-year term and become exercisable on January 23, 2015, one year after the effective date of the public offering. These options were not issued under the 2013 Plan. See note 14 entitled “Subsequent Events” below for additional information.

In conjunction with the completion of our public offering in December 2012, we issued to the underwriter and its designees warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.8125, or 125% of the purchase price of shares sold in the public offering. These options have a five-year term and became exercisable on December 21, 2013, one year after the effective date of the public offering. These options were not issued under the 2007 Plan.

In conjunction with the completion of our initial public offering in February 2011, we issued to the underwriters and their designees options to purchase an aggregate of 103,125 shares of our common stock at an exercise price of $10.00, or 125% of the purchase price of shares sold in the offering. These options have a five-year term and became exercisable on February 10, 2012, one year after the effective date of the offering. These options were not issued under the 2007 Plan.

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

11. Employee Benefit Plan

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

We have recorded contribution expenses of $62,000, $51,000 and $52,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

12. Income Taxes

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

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$8,840	$6,927
Intangible assets—patent prosecution costs	140	132
Stock-based compensation	484	418
Milestone obligation	1,313	1,435
Research credit carryforwards	209	209
Other	79	32
Total deferred tax assets	11,065	9,153
Deferred tax liabilities:	(75)	(64)
Total deferred taxes, net	10,990	9,089
Valuation allowance	(10,990)	(9,089)
Net deferred tax asset	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory rate	34.0%	34.0%	34.0%
Permanent differences	(1.6)	(2.1)	(9.0)
State and local income taxes	0.2	0.4	6.0
Credits and other	(0.2)	—	0.5
State tax rate true-up	(1.0)	(16.0)	(12.3)
Valuation allowance	(31.4)	(16.3)	(19.2)
Effective rate	0.0%	0.0%	0.0%

Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carry-forward period. Because of our history of operating losses, management believes that the deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized and, accordingly, we have provided a full valuation allowance. The net valuation allowance increased by $1.9 million and $902,000 for the years ended December 31, 2013 and 2012, respectively.

Net operating losses and tax credit carryforwards as of December 31, 2013, are as follows:

	Amount (In thousands)	Expiration Years
Net operating losses—federal	$24,753	Beginning 2027
Net operating losses—state	7,545	Beginning 2022
Tax credits—federal	167	Beginning 2026
Tax credits—state	41	Beginning 2022

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

We would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2013. The tax years 2008 through 2013 remain open to examination by federal and state tax authorities.

13. Selected Quarterly Financial Data (unaudited)

The following summarized unaudited quarterly financial data has been prepared using our unaudited quarterly financial statements (In thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2013
Net sales	$36	$40	$13	$41
Gross profit	20	20	6	21
Operating loss	(1,459)	(1,509)	(1,570)	(1,538)
Net loss	(1,456)	(1,504)	(1,566)	(1,534)
Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.06)	$(0.06)

Fiscal 2012
Net sales	$53	$57	$89	$27
Gross profit	29	32	52	15
Operating loss	(1,276)	(1,387)	(1,369)	(1,490)
Net loss	(1,271)	(1,383)	(1,365)	(1,488)
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.08)	$(0.09)

Fiscal 2011
Net sales	$110	$48	$—	$94
Gross profit	73	27	—	61
Operating loss	(913)	(1,049)	(1,194)	(1,113)
Net loss	(909)	(1,044)	(1,188)	(1,109)
Basic and diluted net loss per share	$(0.06)	$(0.07)	$(0.08)	$(0.07)

Quarterly calculations of basic and diluted loss per share are made independently during each fiscal quarter.

14. Subsequent Events

On January 29, 2014, we completed a public offering of 6,035,000 shares of our common stock at a purchase price of $0.70 per share. All shares sold in the offering were newly issued by us. Gross proceeds from the offering were $4.2 million. After deducting the underwriting discounts and commissions and other expenses, we realized net proceeds of approximately $3.6 million. As additional consideration, we issued warrants to purchase an aggregate of 262,500 shares of our common stock to the underwriter and its designees. The warrants have a five-year term, an exercise price of $0.875 per share, or 125% of the purchase price of shares sold in the offering, and become exercisable on January 23, 2015, one year after the effective date of the offering.

On February 4, 2014, a special meeting of our stockholders was held during which the stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 90,000,000. We filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware on February 4, 2014 to effect this amendment.

KIPS BAY MEDICAL, INC.
Annual Report on Form 10-K

Exhibit Index

Exhibit Number	Description of Exhibit

3.1

Certificate of Incorporation of Kips Bay Medical, Inc.—incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 filed with the SEC on April 8, 2010 (Reg. No. 333-165940).

3.2

Certificate of Amendment to Certificate of Incorporation of Kips Bay Medical, Inc.—incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 5, 2014 (File No. 001-35080).

3.3

Amended and Restated Bylaws of Kips Bay Medical, Inc.—incorporated by reference to Exhibit 3.2 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 31, 2011 (File No. 001-35080).

4.1

Form of Common Stock Certificate—incorporated by reference to Exhibit 4.1 to the Registrant’s amendment no. 2 to registration statement on Form S-1 filed with the SEC on June 11, 2010 (Reg. No. 333-165940).

4.2

Investment Agreement by and between Kips Bay Medical, Inc. and Kips Bay Investments, LLC, dated as of July 19, 2007—incorporated by reference to Exhibit 10.2 to the Registrant’s amendment no. 1 to registration statement on Form S-1 filed with the SEC on May 20, 2010 (Reg. No. 333-165940).

4.3

Form of Representative’s Option Agreement from February 2011 Initial Public Offering—incorporated by reference to Exhibit A of Exhibit 1.1 to the Registrant’s amendment no. 9 to registration statement on Form S-1 filed with the SEC on January 18, 2011 (Reg. No. 333-165940).

4.4

Form of Representative’s Warrant Agreement from December 2012 Public Offering—incorporated by reference to Exhibit A of Exhibit 1.1 to the Registrant’s amendment no. 1 to registration statement on Form S-1 filed with the SEC on December 18, 2012 (Reg. No. 333-185225).

4.5

Form of Representative’s Warrant Agreement from January 2014 Public Offering—incorporated by reference to Exhibit A of Exhibit 1.1 to the Registrant’s current report on Form 8-K as filed with the SEC on January 24, 2014 (File No. 001-35080).

10.1*

Employment Agreement by and between the Registrant and Manuel A. Villafaña, dated as of July 25, 2012—incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on August 2, 2012 (File No. 001-35080).

10.2*

Employment Agreement by and between the Registrant and Scott Kellen, dated as of February 8, 2010—incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 filed with the SEC on April 8, 2010 (Reg. No. 333-165940).

10.3*

Employment Agreement by and between the Registrant and Randy LaBounty, dated as of May 2, 2011—incorporated by reference to Exhibit 10.48 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 12, 2011 (File No. 001-35080).

10.4*+	Form of Change in Control Agreement by and between the Registrant and Certain Officers and Employees.

Exhibit Number	Description of Exhibit

10.5*

Indemnification Agreement between the Registrant and Manny Villafaña—incorporated by reference to Exhibit 10.23 to the Registrant’s amendment no. 2 to registration statement on Form S-1filed with the SEC on June 11, 2010 (Reg. No. 333-165940).

10.6*

Indemnification Agreement between the Registrant and Scott Kellen—incorporated by reference to Exhibit 10.25 to the Registrant’s amendment no. 2 to registration statement on Form S-1 filed with the SEC on June 11, 2010 (Reg. No. 333-165940).

10.7*

Indemnification Agreement between the Registrant and Arch C. Smith—incorporated by reference to Exhibit 10.26 to the Registrant’s amendment no. 9 to registration statement on Form S-1 filed with the SEC on January 18, 2011 (Reg. No. 333-165940).

10.8*

Indemnification Agreement between the Registrant and Robert E. Munzenrider—incorporated by reference to Exhibit 10.27 to the Registrant’s amendment no. 9 to registration statement on Form S-1 filed with the SEC on January 18, 2011 (Reg. No. 333-165940).

10.9*

Indemnification Agreement between the Registrant and Robert J. Sheehy—incorporated by reference to Exhibit 10.28 to the Registrant’s amendment no. 9 to registration statement on Form S-1 filed with the SEC on January 18, 2011 (Reg. No. 333-165940).

10.10*

Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers—incorporated by reference to Exhibit 10.14 to the Registrant’s amendment no. 2 to registration statement on Form S-1 filed with the SEC on June 11, 2010 (Reg. No. 333-165940).

10.11*

The Kips Bay Medical, Inc. 2013 Equity Incentive Plan—incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed with the SEC on August 8, 2013 (File No. 001-35080).

10.12*

Form of Incentive Stock Option Agreement under the Kips Bay Medical, Inc. 2013 Equity Incentive Plan—incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed with the SEC on August 8, 2013 (File No. 001-35080).

10.13*

Form of Nonqualified Stock Option Agreement under the Kips Bay Medical, Inc. 2013 Equity Incentive Plan—incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed with the SEC on August 8, 2013 (File No. 001-35080).

10.14*

Form of Restricted Stock Agreement under the Kips Bay Medical, Inc. 2013 Equity Incentive Plan—incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed with the SEC on August 8, 2013 (File No. 001-35080).

10.15*

The Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan—incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1 filed with the SEC on April 8, 2010 (Reg. No. 333-165940).

10.16*

Form of Incentive Stock Option Agreement under the 2007 Long-Term Incentive Plan—incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1 filed with the SEC on April 8, 2010 (Reg. No. 333-165940).

10.17*

Form of Non-Qualified Stock Option Agreement under the 2007 Long-Term Incentive Plan—incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 filed with the SEC on April 8, 2010 (Reg. No. 333-165940).

Exhibit Number	Description of Exhibit

10.18*

Form of Restricted Stock Agreement under the 2007 Long-Term Incentive Plan—incorporated by reference to Exhibit 10.21 to the Registrant’s registration statement on Form S-1 filed with the SEC on April 8, 2010 (Reg. No. 333-165940).

10.19

Letter by and between the Registrant and Kips Bay Investments, LLC, dated May 19, 2010—incorporated by reference to Exhibit 10.22 to the Registrant’s amendment no. 1 to registration statement on Form S-1 filed with the SEC on May 20, 2010 (Reg. No. 333-165940).

10.20

Confidentiality Agreement dated effective February 26, 2013 by and between the Registrant, Nasser J. Kazeminy, Nader Kazeminy and Rhonda Donahoe—incorporated by reference to Exhibit 10.14 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 28, 2013 (File No. 001-35080).

10.21+	Letter by and between the Registrant and Kips Bay Investments, LLC, dated January 22, 2014.

10.22

Lease Agreement by and between the Registrant and St. Paul Properties, Inc., as assigned to St. Paul Fire and Marine Insurance Company, dated as of July 26, 2007—incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1 filed with the SEC on April 8, 2010 (Reg. No. 333-165940).

10.23

Amendment No. 1 to Lease by and between the Registrant and St. Paul Fire and Marine Insurance Company, dated as of June 14, 2010—incorporated by reference to Exhibit 10.32 to the Registrant’s amendment no. 4 to registration statement on Form S-1 filed with the SEC on August 12, 2010 (Reg. No. 333-165940).

10.24

Amendment No. 2 to Lease by and between Registrant and St. Paul Fire and Marine Insurance Company, dated as of May 25, 2011—incorporated by reference to Exhibit 10.51 to the Registrant’s quarterly report on Form 10-Q for the quarter ended July 31, 2011 filed with the SEC on August 10, 2011 (File No. 001-35080).

10.25

Sublease by and between the Registrant and New Horizon Enterprises, Ltd., dated as of June 2, 2011—incorporated by reference to Exhibit 10.52 to the Registrant’s quarterly report on Form 10-Q for the quarter ended July 31, 2011 filed with the SEC on August 10, 2011 (File No. 001-35080).

10.26

Assignment and License Agreement by and between the Registrant and Medtronic, Inc., dated as of October 9, 2007—incorporated by reference to Exhibit 10.8 to the Registrant’s amendment no. 4 to registration statement on Form S-1 filed with the SEC on August 12, 2010 (Reg. No. 333-165940).

10.27

Assignment by Medtronic, Inc. to the Registrant, dated as of August 26, 2008—incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1 filed with the SEC on April 8, 2010 (Reg. No. 333-165940).

10.28

Trademark Transfer Agreement by Medtronic, Inc. to the Registrant, dated as of October 10, 2007—incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1 filed with the SEC on April 8, 2010 (Reg. No. 333-165940).

10.29

Assignment by Medtronic, Inc. to the Registrant, dated as of October 10, 2007—incorporated by reference to Exhibit 10.29 to the Registrant’s amendment no. 2 to registration statement on Form S-1 filed with the SEC on June 11, 2010 (Reg. No. 333-165940).

10.30

Distribution Agreement by and between the Registrant and LeviBiotech s.r.l., dated July 1, 2010—incorporated by reference to Exhibit 10.33 to the Registrant’s amendment no. 8 to registration  statement on Form S-1 filed with the SEC on January 7, 2011 (Reg. No. 333-165940).

Exhibit Number	Description of Exhibit

10.31

Distribution Agreement by and between the Registrant and Master Surgery Systems AS, dated November 22, 2010—incorporated by reference to Exhibit 10.34 to the Registrant’s amendment no. 8 to registration statement on Form S-1 filed with the SEC on January 7, 2011 (Reg. No. 333-165940).

10.32

Distribution Agreement by and between the Registrant and Pacific Medical Systems Ltd., dated October 12, 2010—incorporated by reference to Exhibit 10.35 to the Registrant’s amendment no. 8 to registration statement on Form S-1 filed with the SEC on January 7, 2011 (Reg. No. 333-165940).

10.33

Distribution Agreement by and between the Registrant and Advanced Biomedical Pty Ltd., dated July 22, 2010—incorporated by reference to Exhibit 10.38 to the Registrant’s amendment no. 8 to registration statement on Form S-1 filed with the SEC on January 7, 2011 (Reg. No. 333-165940).

10.34

Distribution Agreement by and between the Registrant and Biomed, S.A., dated July 12, 2010—incorporated by reference to Exhibit 10.39 to the Registrant’s amendment no. 8 to registration statement on Form S-1 filed with the SEC on January 7, 2011 (Reg. No. 333-165940).

10.35

Distribution Agreement by and between the Registrant and Cardiac Services Ltd., dated November 22, 2010—incorporated by reference to Exhibit 10.41 to the Registrant’s amendment no. 8 to registration statement on Form S-1 filed with the SEC on January 7, 2011 (Reg. No. 333-165940).

10.36

Distribution Agreement by and between the Registrant and F.O.C.S. GmbH, dated June 17, 2010—incorporated by reference to Exhibit 10.42 to the Registrant’s amendment no. 8 to registration statement on Form S-1 filed with the SEC on January 7, 2011 (Reg. No. 333-165940).

10.37

Distribution Agreement by and between the Registrant and Fehling Instruments Middle East F.Z.C., dated September 1, 2010—incorporated by reference to Exhibit 10.43 to the Registrant’s amendment no. 8 to registration statement on Form S-1 filed with the SEC on January 7, 2011 (Reg. No. 333-165940).

10.38

Distribution Agreement by and between the Registrant and Krijnen Medical Innovations B.V., dated June 17, 2010—incorporated by reference to Exhibit 10.44 to the Registrant’s amendment no. 8 to registration statement on Form S-1 filed with the SEC on January 7, 2011 (Reg. No. 333-165940).

10.39

CRO Services Agreement by and between the Registrant and Symbios Clinical, Inc., dated as of March 25, 2010—incorporated by reference to Exhibit 10.31 to the Registrant’s amendment no. 2 to registration statement on Form S-1 filed with the SEC on June 11, 2010 (Reg. No. 333-165940).

10.40

Contract Research Support Agreement by and between Kips Bay Medical, Inc. and North American Science Associates, Inc., dated as of May 10, 2012—incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on May 15, 2012 (File No. 001-35080).

10.41

Underwriting Agreement by and between Kips Bay Medical, Inc. and Aegis Capital Corp., as Representative of the Several Underwriters named therein, dated January 23, 2014 —incorporated by reference to Exhibit 1.1 to the Registrant’s current report on Form 8-K filed with the SEC on January 24, 2014 (File No. 001-35080).

23.1+	Consent of Independent Registered Public Accounting Firm.

24.1+	Powers of Attorney (see signature page).

31.1+	Chief Executive Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

32.1++	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2013, formatted in XBRL: (i) the Balance Sheets, (ii) Statements of Operations, (iii) the Statements of Comprehensive Income, (iv) the Statements of Stockholders’ Equity (Deficit), (v) the Statements of Cash Flows, and (vi) the Notes to Financial Statements.

+	Filed herewith
++	Furnished herewith
*	Management compensatory plan or arrangement.