Form 10-Q
period 2014-03-29
Kips Bay Medical, Inc.
filed 2014-05-08
CIK 1460198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

There were 33,014,079 shares of common stock, par value $0.01, Kips Bay Medical, Inc. outstanding as of the close of business on May 5, 2014.

Kips Bay Medical, Inc.
Quarterly Report on Form 10-Q

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. For more information, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements.”

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

Kips Bay Medical, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	March 29, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,352	$2,316
Short-term investments, net	1,922	2,684
Accounts receivable	27	28
Inventories	778	793
Prepaid expenses and other current assets	272	88
Total current assets	8,351	5,909
Property and equipment, net	387	400
Total assets	$8,738	$6,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59	$141
Accrued liabilities	497	314
Total current liabilities	556	455
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 29, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized as of March 29, 2014 and 40,000,000 shares authorized as of December 31, 2013, 33,014,079 and 26,979,079 issued and outstanding as of March 29, 2014 and December 31, 2013, respectively	330	270
Additional paid-in capital	45,199	41,494
Accumulated deficit	(37,347)	(35,910)
Total stockholders’ equity	8,182	5,854
Total liabilities and stockholders’ equity	$8,738	$6,309

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013

Net sales	$26	$36
Cost of sales	(12)	(16)
Gross profit	14	20

Operating expenses:
Research and development	639	705
Selling, general and administrative	814	774
Operating loss	(1,439)	(1,459)
Interest income	2	3
Net loss	$(1,437)	$(1,456)
Basic and diluted net loss per share	$(0.05)	$(0.05)
Weighted average shares outstanding — basic and diluted	30,881,161	26,746,243

Comprehensive loss	$(1,437)	$(1,457)

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net loss	$(1,437)	$(1,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13	12
Stock-based compensation	121	181
Amortization of premium on short-term investments	8	15
Changes in operating assets and liabilities:
Accounts receivable	1	(13)
Inventories	15	27
Prepaid expenses and other current assets	(184)	(180)
Accounts payable	(82)	(136)
Accrued liabilities	183	(183)
Net cash used in operating activities	(1,362)	(1,733)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	1,970	641
Purchases of short-term investments	(1,216)	(4,169)
Purchase of property and equipment	—	(2)
Net cash provided by (used in) investing activities	754	(3,530)
Cash flows from financing activities:
Proceeds from sale of common stock in a public offering, net of issuance costs of $580	3,644	—
Proceeds from sale of common stock in a public offering, net of issuance costs of $33	—	276
Net cash provided by financing activities	3,644	276
Net increase (decrease) in cash and cash equivalents	3,036	(4,987)
Cash and cash equivalents at beginning of period	2,316	9,403
Cash and cash equivalents at end of period	$5,352	$4,416

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Notes to Financial Statements

1.     Business

Kips Bay Medical, Inc. (“we”, “us” or “our”) is a medical device company focused on developing, manufacturing and commercializing our external saphenous vein support technology, or eSVS® Mesh, for use in coronary artery bypass grafting, or CABG, surgery. Our eSVS Mesh is designed to be fitted like a sleeve on the outside of saphenous vein grafts, or SVG, to strengthen SVGs used in coronary artery bypass graft surgery. By strengthening the SVG and preventing the damaging expansion of the vein graft, we hope to reduce or prevent the resulting injury which can lead to SVG failure and potentially costly and complicated re-interventions for patients undergoing CABG surgery.

2.     Interim Financial Statements

We have prepared the accompanying unaudited interim financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto included in our most recent annual report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 12, 2014. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

Inventories, net, consist of the following (in thousands):

	March 29, 2014	December 31, 2013
Raw materials	$84	$81
Work in process	322	333
Finished goods	372	379
Total	$778	$793

5.     Net Loss per Share

The following table summarizes our calculation of net loss per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended
	March 29, 2014	March 30, 2013
Net loss	$(1,437)	$(1,456)
Weighted average shares outstanding—basic and diluted	30,881,161	26,746,243
Basic and diluted net loss per share	$(0.05)	$(0.05)

The following outstanding potential common shares are not included in diluted net loss per share calculations as their effects would have been anti-dilutive:

	Three Months Ended
	March 29, 2014	March 30, 2013
Employee and non-employee stock options	1,589,250	1,491,000
Common shares issuable to underwriters under option purchase agreements	865,625	603,125
Common shares issuable to outside consultant under common stock purchase warrant	75,000	—

6.     Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 29, 2014	December 31, 2013
Cash and cash equivalents
Cash	$139	$366
Money market funds	4,811	1,699
Bank certificate of deposit	251	251
Corporate debt	151	—
Total cash and cash equivalents	$5,352	$2,316

Short-term investments
Commercial paper	$600	$250
Corporate debt	1,222	2,083
Bank certificate of deposit	100	351
Total short-term investments	$1,922	$2,684

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

A summary of financial assets measured at fair value on a recurring basis at March 29, 2014 and December 31, 2013 is as follows (in thousands):

	March 29, 2014				December 31, 2013
	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$4,811	$4,811		$—	$1,699	$1,699	$—	$—
Bank certificate of deposit	351	—	351	—	602	—	602	—
Commercial paper	600	—	600	—	250	—	250	—
Corporate debt securities	1,373	—	1,373	—	2,083	—	2,083	—
Total	$7,135	$4,811	2,324	$—	$4,634	$1,699	$2,935	$—

As of March 29, 2014 and December 31, 2013, the remaining contractual maturities of all short-term investments were less than 12 months. Due to the short-term nature of our investments, amortized cost approximates fair value for all investments.

8.     Property and Equipment

Property and equipment consist of the following (in thousands):

	March 29, 2014	December 31, 2013

Furniture and fixtures	$58	$58
Machinery, equipment and tooling	505	505
Computers and software	191	191
Leasehold improvements	90	90
Accumulated depreciation	(457)	$(444)
Property and equipment, net	$387	400

Depreciation expense for the three months ended March 29, 2014 and March 30, 2013 was $13,000 and $12,000, respectively.

9.     Commitments and Contingencies

Royalty Payments

The core intellectual property relating to our eSVS Mesh was acquired from Medtronic, Inc. pursuant to an Assignment and License Agreement dated October 9, 2007. As consideration for the assignment of such intellectual property, we have agreed to pay Medtronic, Inc. a royalty of 4% on sales of our eSVS Mesh. Royalty obligations are payable 60 days after the end of each fiscal quarter, are recorded as a component of our cost of sales and will terminate upon the earlier of the expiration of all of the patents and patent applications acquired from Medtronic, Inc., or when the aggregate royalties paid reaches $100.0 million. We recognized royalty expense of $1,000 for the three months ended March 29, 2014 and March 30, 2013.

10.     Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 29, 2014	December 31, 2013

Clinical study related expense	$263	$216
Professional services	176	61
Payroll and related expenses	42	35
Other	16	2
Accrued liabilities	$497	$314

11.      Stockholders’ Equity

Authorized Common Stock

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

Common Stock Offering

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

12.     Stock-Based Compensation

2013 Equity Incentive Plan

The Kips Bay Medical, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) was adopted by the Board of Directors in March 2013 and approved by our stockholders at our annual meeting of stockholders held on May 22, 2013. The 2013 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2013 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2013 Plan have a maximum term of ten years and generally vest over four years for employees, at the rate of 25% of total shares underlying the option each year, and over one to three years for non-employees. Under the 2013 Plan, a total of 2,500,000 shares of common stock have been reserved for issuance. As of March 29, 2014, options to purchase 290,000 shares of common stock had been granted under the 2013 Plan.

2007 Long-Term Incentive Plan

The Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) was adopted by the Board of Directors in July 2007. In conjunction with stockholder approval of the 2013 Plan, the Board terminated the 2007 Plan, although awards outstanding under the 2007 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2007 Plan have terms similar to those used under the 2013 Plan. As of March 29, 2014, options to purchase an aggregate of 1,299,250 shares of our common stock and restricted stock awards for 82,500 shares of our common stock remained outstanding under the 2007 Plan.

A summary of option activity for the three months ended March 29, 2014 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2013	1,609,250	$2.56
Granted	—	—
Exercised	—	—
Cancelled	(20,000)	6.39
Options outstanding at March 29, 2014	1,589,250	$2.51

Restricted Stock Awards

A summary of restricted stock award activity is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Awards outstanding at December 31, 2013	105,000	$4.13
Granted	—	—
Vested	(22,500)	8.00
Cancelled	—	—
Awards outstanding at March 29, 2014	82,500	$3.08

The fair value of each restricted stock award is equal to the fair market value of our common stock at the date of grant. Restricted stock awards vest over a period of time that varies with the purpose of the individual award. As of March 29, 2014, outstanding restricted stock awards vest over periods of one to four years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. We recorded stock-based compensation expense for restricted stock grants of $51,000 for the three months ended March 29, 2014 and March 30, 2013.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Research and development	$37	$49
Selling, general and administrative	84	93
Total stock-based compensation	$121	$142

Other Stock-Based Payments

In the first quarter of 2013, we engaged an outside consultant to provide certain services to us upon terms that provided for payment in shares of our common stock, with the number of shares tied to agreed-upon performance criteria. Upon completion of the engagement and consideration of the achievement of the agreed-upon performance criteria, our Board of Directors authorized the issuance of 38,000 shares of our common stock. The fair value of each share of common stock was determined based upon the closing price of our common stock on the date payment was authorized, and accordingly, we recorded an expense of $39,000 during the three months ended March 30, 2013.

In the third quarter of 2013, we engaged an outside consultant to provide certain services to us upon terms that provided for the issuance of a common stock purchase warrant for the purchase of up to 75,000 shares of our common stock. The fair value of each share of the common stock purchase warrant was determined using a Black-Scholes option-pricing model with an estimated risk free interest rate of 0.35%, an expected volatility of 56% and an expected term of 2.0 years, resulting in an estimated fair value per share of $0.24. This warrant was not issued under the 2013 Plan.

In conjunction with the completion of our public offering in January 2014, we issued to the underwriter and its designees warrants to purchase an aggregate of 262,500 shares of our common stock at an exercise price of $0.875 per share, or 125% of the purchase price of shares sold in the public offering. These warrants have a five-year term and become exercisable on January 23, 2015, one year after the effective date of the public offering. These warrants were not issued under the 2013 Plan. See note 11 entitled “Stockholders’ Equity” above for additional information.

13.     Employee Benefit Plan

We sponsor an employee 401(k) retirement savings plan. We recorded contribution expenses of $16,000 for the three months ended March 29, 2014 and March 30, 2013.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and results of operations together with our unaudited financial statements and the related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements about our business and operations, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many important factors, including the factors we describe below under the heading “Special Note Regarding Forward-Looking Statements.”

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

We received authorization to apply the CE Mark to our eSVS Mesh in May 2010 and we began marketing and commenced shipments in select international markets in June 2010. In November 2013, we received an updated CE Mark expanding our ability to promote the eSVS Mesh for use with sequential grafts. We are in the process of requesting a further update of our CE Mark to allow changes in the application of our eSVS Mesh to the saphenous vein graft and to the surgical implant technique for the eSVS Mesh treated graft that were recently approved by the FDA for use in our eMESH I clinical feasibility trial. While we believe that these changes will be approved, we cannot provide any assurance that this approval will be received or received in a timely manner.

We sell our eSVS Mesh to distributors who, in turn, sell to hospitals and clinics primarily in the European Union. Our eSVS Mesh is a novel product and we are not aware of the establishment of any specific or supplemental reimbursements for it. To date, sales of our eSVS Mesh have been limited. We believe that sales of our eSVS Mesh have been adversely impacted by limited reimbursements available to hospitals, the limited amount of clinical data on the performance of the eSVS Mesh and the effects of budget difficulties in certain European countries. We expect sales to continue at modest levels until additional positive clinical study data becomes available.

We are currently conducting a feasibility trial for the U.S Food and Drug Administration, or FDA. This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG surgery and is titled the “eMESH I” clinical feasibility trial. The objective of this study is to demonstrate the initial safety and performance of the eSVS Mesh for use as an external saphenous vein graft support device during CABG surgery and to support a future pivotal trial. We expect to enroll up to 120 patients at up to 10 international and 10 U.S. sites and, if this trial is successful, we intend to use the data from this study as the basis for the filing of a request for an investigational device exemption, or IDE, to perform a larger pivotal study. The pivotal study is required to demonstrate clinical effectiveness and support a request for approval to sell our eSVS Mesh in the United States. Patients in the eMESH I clinical feasibility trial will be followed through hospital discharge, with additional follow-up visits at 30 days, three months, six months, one year and yearly thereafter through five years. However, only the results through the six-month follow-up visit will be submitted to the FDA as part of an application for an IDE to conduct a pivotal trial in the United States.

Enrollments in the feasibility trial commenced in Europe in late August 2012 at the Bern University Hospital in Switzerland and in the United States in February 2013 at the Northeast Georgia Medical Center in Gainesville, Georgia. As of May 1, 2014, seven sites in Europe and five sites in the United States have enrolled or are recruiting patients for the trial, although one European site is waiting for CE Mark approval of the new implant technique recently approved by the FDA. As of May 1, 2014, 54 patients have been enrolled in the eMESH I clinical feasibility trial. In March 2014, we announced that the FDA has permitted us to include more U.S. patients and U.S. study sites in our eMESH I clinical feasibility trial. With this expanded approval, the FDA has increased the allowed number of U.S. patients from 15 to 27 (15 additional patients from the 12 enrolled as of the date of the expanded approval) and increased the allowed number of U.S. sites from four to 10. In addition, the FDA also approved a combination of changes in the application of the eSVS Mesh to the saphenous vein graft and to the surgical implant technique for the eSVS Mesh treated graft. These changes are intended to reduce the risk of early graft occlusion, make it easier to implant the eSVS Mesh and reduce procedural costs. We plan to incorporate these changes at our clinical study sites in Europe, upon each site receiving any necessary ethics committee and/or government approvals.

No assurance can be provided that our eMESH I clinical feasibility trial will be successful or that the FDA will approve an IDE for a future pivotal trial. Even if our eMESH I clinical feasibility trial is successful, if we are unable to demonstrate, with human clinical data, that our eSVS Mesh is safe and improves the long term patency of saphenous vein grafts as compared to traditional CABG surgery in our planned larger pivotal trial, we may be unable to obtain regulatory approval for, or successfully commercialize, our eSVS Mesh in the United States or in other countries which require us to first obtain FDA approval. Sales of our eSVS Mesh in countries where we have obtained regulatory approvals have been limited and we have no other products ready for clinical testing or commercialization. Therefore, our ability to remain in business would be doubtful if our eSVS Mesh is not proven to be safe and effective.

On January 29, 2014, we completed a public offering of 6,035,000 shares of our common stock at a purchase price of $0.70 per share. All shares sold in the offering were newly issued by us. Gross proceeds from the offering were $4.2 million. After deducting the underwriting discounts and commissions and other expenses, we realized net proceeds of approximately $3.6 million.

On March 5, 2014, we received notice from The NASDAQ Stock Market granting us an additional 180 days (until September 2, 2014) to regain compliance with the $1.00 minimum bid price rule. To regain compliance with the minimum bid price rule, the closing bid price of our common stock must remain at $1.00 per share or more for a minimum of 10 consecutive trading days.

We incurred net losses of $1.4 million and $1.5 million for the three months ended March 29, 2014 and March 30, 2013, respectively. We had negative cash flows from operating activities of $1.4 million and $1.7 million for the three months ended March 29, 2014 and March 30, 2013, respectively. We expect our losses to continue as we pursue commercialization of and further regulatory approvals for our eSVS Mesh. To date, we have used primarily equity and convertible debt financings to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. Our cash, cash equivalents and short-term investments, as of March 29, 2014 were $7.3 million compared to $5.0 million as of December 31, 2013. We expect this balance to decrease as we continue to use cash to fund our operations. We believe our cash, cash equivalents and short-term investments as of March 29, 2014 will be sufficient to fund our planned operations for at least the next 12 months. However, there is no assurance that we will not need or seek additional funding prior to such time.

Results of Operations

Comparison of the Three Months ended March 29, 2014 to the Three Months ended March 30, 2013 (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013	Percent Change
Net sales	$26	$36	(27.7)%
Cost of sales	(12)	(16)	(25.0)
Gross profit	14	20	(30.0)
Operating expenses:
Research and development	639	705	(9.4)
Selling, general and administrative	814	774	5.2
Total operating expenses	1,453	1,479	(1.8)
Other income:
Interest income	2	3	(33.3)
Net loss	$(1,437)	$(1,456)	(1.3)

Research and development and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options, warrants and restricted stock grants. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through March 29, 2014 vest upon time-based conditions. We expect to record additional non-cash stock-based compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our statements of comprehensive loss for the three months ended March 29, 2014 and March 30, 2013 (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Research and development	$37	$49
Selling, general and administrative	84	93
Total stock-based compensation	$121	$142

Net Sales and Gross Profit

Our net sales declined to $26,000 in the first quarter of 2014, a decrease of 27.7%, from $36,000 in the first quarter of 2013. Our gross profit declined to $14,000 in the first quarter of 2014, a decrease of 30%, from $20,000 in the first quarter of 2013. This decrease in net sales reflects the negative impact of limited reimbursements available to hospitals, the limited amount of clinical data on the performance of our eSVS Mesh and the effects of economic difficulties in certain European countries. We expect sales to continue at modest levels until additional clinical study data becomes available.

Research and Development

Our research and development expenses decreased 9.4% to $639,000 in the first quarter of 2014, down from $705,000 in the first quarter of 2013. This decrease was due primarily to non-recurring costs incurred in the first quarter of 2013 related to additional design testing required by the FDA as part of our November 2012 IDE approval with conditions. In addition, the costs we incurred for our post-market studies of the eSVS Mesh declined during the current year period. Costs incurred in conjunction with our eMESH I clinical feasibility trial during the first quarter of 2014 were comparable with costs incurred during the first quarter of 2013. We expect that our research and development expenses will increase as clinical study related activities increase and as we resume the enrollment of patients in the United States.

Selling, General and Administrative

Our selling, general and administrative (“SG&A”) expenses increased 5.2% to $814,000 in the first quarter of 2014, up from $774,000 in the first quarter of 2013. This increase was primarily a result of the higher costs associated with expanding our sales team from one to two individuals and costs incurred in connection with holding a special meeting of our stockholders in February 2014. We expect SG&A expenses to increase slightly as we continue to pursue our international sales and marketing efforts.

Interest Income

Interest income decreased to $2,000 in the first quarter of 2014 from $3,000 in the first quarter of 2013. This decrease resulted from reduced earnings on our investments as the average time to maturity for our investments decreased in the current year period.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 29, 2014 and December 31, 2013 and our cash flow data for the three months ended March 29, 2014 and March 30, 2013 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	March 29, 2014	December 31, 2013
Cash and cash equivalents	$5,352	$2,316
Short-term investments	1,922	2,684
Working capital	7,795	5,454

	Three Months Ended
Cash Flow Data	March 29, 2014	March 30, 2013
Cash provided by (used in):
Operating activities	$(1,362)	$(1,733)
Investing activities	754	(3,530)
Financing activities	3,644	276
Net increase (decrease) in cash and cash equivalents	$3,036	$(4,987)

Working Capital

Our total cash resources, including short-term investments totaled $7.3 million as of March 29, 2014, compared to $5.0 million as of December 31, 2013. We had $556,000 in current liabilities, which included $105,000 of accrued costs related to our January 2014 underwritten public offering of common stock, and $7.8 million in working capital as of March 29, 2014, compared to $455,000 in current liabilities and $5.5 million in working capital as of December 31, 2013.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.4 million in the three months ended March 29, 2014 compared to $1.7 million in the three months ended March 30, 2013. The net cash used in each of these periods primarily reflects the net loss for these periods, offset in part by non-cash stock-based compensation, depreciation and the effects of changes in operating assets and liabilities. Net cash used in the three months ended March 30, 2013 also includes the payment of $400,000 of costs related to our December 2012 public offering of common stock.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $754,000 in the three months ended March 29, 2014 compared to net cash used in investing activities of $3.5 million in the three months ended March 30, 2013. Cash provided by or used in investing activities is primarily related to purchases and sales of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.6 million in the three months ended March 29, 2014 compared to $276,000 in the three months ended March 30, 2013. Net cash provided by financing activities during the most recent period was solely attributable to proceeds from our January 2014 underwritten public offering of common stock. Net cash provided by financing activities in the prior year period resulted from the sale of common stock to the underwriter of our December 2012 public offering, pursuant to the underwriter’s partial exercise of its over-allotment option.

Capital Requirements

We expect to incur substantial expenses and generate significant operating losses as we continue to execute our business strategy including:

●	conducting clinical trials to obtain regulatory approval for our eSVS Mesh in the United States;
●	commercializing our eSVS Mesh in select European and other international markets;
●	hiring additional personnel for managerial, research and development, operations and other functions;
●	conducting pre-clinical and clinical trials to expand indications for our eSVS Mesh and to pursue other product development initiatives;
●	expanding our facilities to increase our manufacturing and development capabilities; and
●	implementing new operational, financial and management systems to comply with Securities and Exchange Commission requirements.

Our future capital uses and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●	the progress of preclinical and clinical trials required to support our applications for regulatory approvals, including our human clinical trials in the United States;
●	our ability to demonstrate the safety and effectiveness of our eSVS Mesh;
●	our ability to obtain FDA approval of our eSVS Mesh and other required regulatory approvals;
●	the market acceptance and level of future sales of our eSVS Mesh;
●	the rate at which physicians adopt our eSVS Mesh for use in CABG surgery;
●	the selling price of our eSVS Mesh to distributors and the price that distributors charge hospitals;
●	the rate of progress in establishing reimbursement arrangements with third-party payors;
●	the effect of competing technological and market developments;
●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our eSVS Mesh;
●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;
●	the cost of expanding our commercial operations, including our selling and marketing efforts; and
●	our ability to establish and maintain effective relationships with independent distributors.

We expect to continue to incur substantial losses, which will continue to generate negative net cash flows from operating activities as we continue to pursue regulatory approvals, develop additional clinical data and continue the process of commercialization in international markets for our eSVS Mesh. While we continue to market our eSVS Mesh in select European and other international markets, our sales to date have been limited and negatively affected by limited reimbursements available to hospitals, the limited amount of clinical data on the performance of the eSVS Mesh and the effects of budget difficulties in certain European countries. We expect our sales to remain at modest levels until additional clinical study data becomes available.

To date, we have used primarily equity and debt financings to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. On December 13, 2013, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission registering the offer and sale by us from time to time of up to $50.0 million in common stock, preferred stock, debt securities, warrants and units, which registration statement was declared effective as of December 20, 2013. Because we are a “smaller reporting company” under federal securities laws, we are limited, however, to offering and selling securities totaling no more than one-third of our public float during any period of 12 months.

On January 29, 2014, we completed a public offering of 6,035,000 shares of our common stock at a purchase price of $0.70 per share under our shelf registration statement, resulting in net proceeds of $3.6 million, after deduction of underwriter discounts, commissions and related expenses. After the completion of this offering, we may not be able to offer and sell additional securities under our existing shelf registration until one year elapses from the date of this offering or until the value of our public float increases. We intend to use the net proceeds from this offering for working capital and general corporate purposes, including funding clinical activities and the process of seeking regulatory approval to market our eSVS Mesh in the United States and abroad.

On February 4, 2014, following approval by our stockholders at a special meeting of stockholders, we amended our Certificate of Incorporation by filing a Certificate of Amendment to Certificate of Incorporation to increase the number of authorized shares of common stock from 40 million to 90 million.

We believe our cash, cash equivalents and short-term investments as of March 29, 2014 will be sufficient to fund our planned operations for at least the next 12 months. However, we may require significant additional funds earlier than we currently expect in order to continue our feasibility trial for the FDA, plan for our anticipated larger pivotal study and conduct additional clinical trials to obtain regulatory approvals for our eSVS Mesh. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

As of March 29, 2014, we did not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This risk may increase if we lose the NASDAQ Capital Market listing of our common stock and/or economic and market conditions deteriorate.

To the extent that we raise additional capital through the sale of common stock, the interests of our current stockholders may be diluted. If we issue preferred stock or convertible debt securities, it could affect the rights of our common stockholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock or convertible debt securities may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any of these events could adversely affect our ability to achieve our regulatory approvals and commercialization goals and harm our business.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our audited financial statements, included in Part II, Item 8, of our annual report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to our critical accounting policies and estimates.

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

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, operating results and business. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. The use of future dates also may indicate a forward-looking statement. The forward-looking statements in this report include, but are not limited to, statements regarding uses for and benefits of our technology, the timing of and strategy for governmental approvals and product introductions, the commencement and cost of clinical trials and post-market studies, our expectations regarding continued and increasing operating losses, modest sales levels, research and development expenses and SG&A expenses, continued negative net cash flow from operations, recording additional non-cash compensation expenses, the adequacy of our capital resources to fund planned operations, our ability to raise additional funds and operating and capital requirement expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from the information expressed or implied by our forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

●

our ability to commercialize and market acceptance of our eSVS Mesh technology and our ability to sell our eSVS Mesh in Europe and other international countries where we have received required regulatory approvals;

●

the status of our eMESH I clinical feasibility trial, including enrollment, completion and the results, and actions of the FDA in response to results from our feasibility trial, including approval of future increases in the number of U.S. subjects and U.S. sites in the trial;

●	our ability to demonstrate with human clinical data that our eSVS Mesh is safe and improves the long term patency of saphenous vein grafts as compared to traditional CABG surgery;
●	our ability to obtain and maintain foreign and domestic regulatory approvals of our eSVS Mesh technology;
●	our ability to obtain coverage and reimbursement from third-party payors for our eSVS Mesh technology and the extent of such coverage;
●	the successful development of our distribution and marketing capabilities;
●	our ability to attract and retain scientific, regulatory, and sales and marketing support personnel;
●	our ability to obtain and maintain intellectual property protection for our eSVS Mesh technology;
●	any future litigation regarding our business, including product liability claims;
●	changes in governmental laws and regulations relating to healthcare;
●	the availability and cost of third-party products and the ability of our suppliers to timely meet our demands;
●	our ability to obtain additional capital when needed or on acceptable terms;
●	changes affecting the medical device industry;
●	general and economic business conditions;
●	our ability to maintain our NASDAQ Capital Market listing of our common stock; and
●	the other risks described under “Part I - Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see the information under the heading “Part I – Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2013. The risks and uncertainties described above and under the heading “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013 are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

This Item 3 is not applicable to us as a smaller reporting company and has been omitted.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 29, 2014, our disclosure controls and procedures were effective in ensuring that information relating to Kips Bay Medical, Inc. required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 29, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

Not applicable.

Item 1A.     Risk Factors.

This Item 1A is not applicable to us as a smaller reporting company and has been omitted.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the first quarter of 2014, we did not issue or sell any equity securities of ours without registration under the Securities Act of 1933, as amended, other than the issuance of warrants to purchase an aggregate of 262,500 shares of our common stock to the underwriter and its designees in connection with our January 2014 underwritten public offering of common stock. The warrants have a five-year term, an exercise price of $0.875 per share, or 125% of the purchase price of shares sold in the offering, and become exercisable on January 23, 2015, one year after the effective date of the offering. These warrant issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering. The offer and sale of the warrants were limited to the underwriter and its designees, and the certificates representing these securities bear a restrictive legend.

Issuer Purchasers of Equity Securities

During the first quarter of 2014, we did not purchase any shares of our common stock or other equity securities of ours. Our Board of Directors has not authorized any repurchase plan or program for the purchase of shares of our common stock or other securities in the open market or otherwise.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

Not applicable.

Item 6.     Exhibits.

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIPS BAY MEDICAL, INC.

Date: May 8, 2014	/s/ Manny Villafaña
Manny Villafaña Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott Kellen
Scott Kellen Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

KIPS BAY MEDICAL, INC.
FORM 10-Q

EXHIBIT INDEX

Exhibit Number	Description

3.1

Certificate of Amendment to Certificate of Incorporation of Kips Bay Medical, Inc.—incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K as filed with the SEC on February 5, 2014 (File No. 001-35080)

4.1

Form of Representative’s Warrant Agreement from January 2014 Public Offering—incorporated by reference to Exhibit A of Exhibit 1.1 to the Registrant’s current report on Form 8-K as filed with the SEC on January 24, 2014 (File No. 001-35080)

10.1

Underwriting Agreement by and between Kips Bay Medical, Inc. and Aegis Capital Corp., as Representative of the Several Underwriters named therein, dated January 23, 2014 —incorporated by reference to Exhibit 1.1 to the Registrant’s current report on Form 8-K as filed with the SEC on January 24, 2014 (File No. 001-35080)

10.2

Letter by and between Kips Bay Medical, Inc. and Kips Bay Investments, LLC, dated January 22, 2014—incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC on March 12, 2014 (File No. 001-35080)

31.1+

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+

Financial statements from the quarterly report on Form 10-Q of Kips Bay Medical, Inc. for the quarter ended March 29, 2014, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

_________________________

+     Filed herewith.

++     Furnished herewith.