Form 10-Q
period 2014-06-28
Kips Bay Medical, Inc.
filed 2014-08-12
CIK 1460198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

There were 33,014,079 shares of common stock, par value $0.01, Kips Bay Medical, Inc. outstanding as of the close of business on August 4, 2014.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Kips Bay Medical, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	June 28, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,720	$2,316
Short-term investments, net	1,317	2,684
Accounts receivable	14	28
Inventories	727	793
Prepaid expenses and other current assets	199	88
Total current assets	6,977	5,909
Property and equipment, net	376	400
Total assets	$7,353	$6,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28	$141
Accrued liabilities	473	314
Total current liabilities	501	455
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 28, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized as of June 28, 2014 and 40,000,000 shares authorized as of December 31, 2013, 33,014,079 and 26,979,079 issued and outstanding as of June 28, 2014 and December 31, 2013, respectively	330	270
Additional paid-in capital	45,298	41,494
Accumulated other comprehensive loss	—	—
Accumulated deficit	(38,776)	(35,910)
Total stockholders’ equity	6,852	5,854
Total liabilities and stockholders’ equity	$7,353	$6,309

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net sales	$31	$40	$57	$76
Cost of sales	(14)	(19)	(26)	(35)
Gross profit	17	21	31	41
Operating expenses:
Research and development	652	757	1,292	1,462
Selling, general and administrative	795	773	1,609	1,547
Operating loss	(1,430)	(1,509)	(2,870)	(2,968)
Interest income	2	5	4	8
Net loss	$(1,428)	$(1,504)	$(2,866)	$(2,960)
Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.09)	$(0.11)
Weighted average shares outstanding — basic and diluted	33,014,079	26,944,065	31,939,353	26,844,369

Comprehensive loss	$(1,428)	$(1,506)	$(2,866)	$(2,963)

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net loss	$(2,866)	$(2,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	26	26
Stock-based compensation	221	320
Amortization of premium on short-term investments	14	39
Other	—	15
Changes in operating assets and liabilities:
Accounts receivable	14	(11)
Inventories	66	68
Prepaid expenses and other current assets	(111)	(129)
Accounts payable	(113)	(280)
Accrued liabilities	159	(130)
Net cash used in operating activities	(2,590)	(3,042)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	2,569	1,082
Purchases of short-term investments	(1,216)	(5,625)
Purchase of property and equipment	(2)	(10)
Net cash provided by (used in) investing activities	1,351	(4,553)
Cash flows from financing activities:
Proceeds from sale of common stock in a public offering, net of related costs of $581	3,643	—
Proceeds from sale of common stock in a public offering, net of related costs of $33	—	276
Net cash provided by financing activities	3,643	276
Net increase (decrease) in cash and cash equivalents	2,404	(7,319)
Cash and cash equivalents at beginning of period	2,316	9,403
Cash and cash equivalents at end of period	$4,720	$2,084

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

Inventories, net, consist of the following (in thousands):

	June 28, 2014	December 31, 2013
Raw materials	$81	$81
Work in process	308	333
Finished goods	338	379
Total	$727	$793

5.     Net Loss Per Share

The following table summarizes our calculation of net loss per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net loss	$(1,428)	$(1,504)	$(2,866)	$(2,960)
Weighted average shares outstanding—basic and diluted	33,014,079	26,944,065	31,939,353	26,844,369
Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.09)	$(0.11)

The following outstanding potential common shares are not included in diluted net loss per share calculations as their effects would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Employee and non-employee stock options	1,936,750	1,473,750	1,936,750	1,473,750
Common shares issuable to underwriters under option purchase agreements	865,625	603,125	865,625	603,125
Common shares issuable to outside consultant under common stock purchase warrant	75,000	—	75,000	—

6.     Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 28, 2014	December 31, 2013
Cash and cash equivalents
Cash	$402	$366
Money market funds	4,067	1,699
Bank certificate of deposit	251	251
Total cash and cash equivalents	$4,720	$2,316

Short-term investments
Commercial paper	$599	$250
Corporate debt	618	2,083
Bank certificate of deposit	100	351
Total short-term investments	$1,317	$2,684

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

A summary of financial assets measured at fair value on a recurring basis at June 28, 2014 and December 31, 2013 is as follows (in thousands):

	June 28, 2014				December 31, 2013
	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$4,067	$4,067		$—	$1,699	$1,699	$—	$—
Bank certificate of deposit	351	—	351	—	602	—	602	—
Commercial paper	599	—	599	—	250	—	250	—
Corporate debt securities	618	—	618	—	2,083	—	2,083	—
Total	$5,635	$4,067	$1,568	$—	$4,634	$1,699	$2,935	$—

As of June 28, 2014 and December 31, 2013, the remaining contractual maturities of all short-term investments were less than 12 months. Due to the short-term nature of our investments, amortized cost approximates fair value for all investments.

8.     Property and Equipment

Property and equipment consist of the following (in thousands):

	June 28, 2014	December 31, 2013

Furniture and fixtures	$58	$58
Machinery, equipment and tooling	505	505
Computers and software	193	191
Leasehold improvements	90	90
Accumulated depreciation	(470)	$(444)
Property and equipment, net	$376	400

Depreciation expense was $26,000 for the six months ended June 28, 2014 and June 29, 2013.

9.     Commitments and Contingencies

Royalty Payments

The core intellectual property relating to our eSVS Mesh was acquired from Medtronic, Inc. pursuant to an Assignment and License Agreement dated October 9, 2007. As consideration for the assignment of such intellectual property, we have agreed to pay Medtronic a royalty of 4% on sales of our eSVS Mesh. Royalty obligations are payable 60 days after the end of each fiscal quarter, are recorded as a component of our cost of sales and will terminate upon the earlier of the expiration of all of the patents and patent applications acquired from Medtronic, Inc., or when the aggregate royalties paid reaches $100.0 million. We recognized royalty expense of $2,000 and $3,000 for the six months ended June 28, 2014 and June 29, 2013, respectively.

10.   Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 28, 2014	December 31, 2013

Clinical study related expense	$290	$216
Professional services	92	61
Payroll and related expenses	85	35
Other	6	2
Total accrued liabilities	$473	$314

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

12.   Stock-Based Compensation

2013 Equity Incentive Plan

The Kips Bay Medical, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) was adopted by the Board of Directors in March 2013 and approved by our stockholders at our annual meeting of stockholders held on May 22, 2013. The 2013 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2013 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2013 Plan have a maximum term of ten years and generally vest over four years for employees, at the rate of 25% of total shares underlying the option each year, and over one to three years for non-employees. Under the 2013 Plan, a total of 2,500,000 shares of common stock have been reserved for issuance. As of June 28, 2014, options to purchase 645,000 shares of common stock had been granted under the 2013 Plan.

2007 Long-Term Incentive Plan

The Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) was adopted by the Board of Directors in July 2007. In conjunction with stockholder approval of the 2013 Plan, the Board terminated the 2007 Plan, although awards outstanding under the 2007 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2007 Plan have terms similar to those used under the 2013 Plan. As of June 28, 2014, options to purchase an aggregate of 1,291,750 and restricted stock awards for 62,500 shares of common stock remained outstanding under the 2007 Plan.

A summary of option activity for the six months ended June 28, 2014 is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options outstanding at December 31, 2013	1,609,250	$2.56
Granted	355,000	0.51
Exercised	—	—
Cancelled	(27,500)	4.87
Options outstanding at June 28, 2014	1,936,750	$2.15

Restricted Stock Awards

A summary of restricted stock award activity is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Awards outstanding at December 31, 2013	105,000	$4.13
Granted	—	—
Vested	(42,500)	4.81
Cancelled	—	—
Awards outstanding at June 28, 2014	62,500	$3.67

The fair value of each restricted stock award is equal to the fair market value of our common stock at the date of grant. Restricted stock awards vest over a period of time that varies with the purpose of the individual award. As of June 28, 2014, outstanding awards vest over periods of one to four years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. We recorded stock-based compensation expense for restricted stock grants of $102,000 and $112,000 for the six months ended June 28, 2014 and June 29, 2013, respectively.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Research and development	$32	$37	$69	$86
Selling, general and administrative	68	102	152	195
Total stock-based compensation	$100	$139	$221	$281

Other Stock-Based Payments

In conjunction with the completion of our public offering in January 2014, we issued to the underwriter and its designees warrants to purchase an aggregate of 262,500 shares of our common stock at an exercise price of $0.875, or 125% of the purchase price of shares sold in the public offering. These warrants have a five-year term and become exercisable on January 23, 2015, one year after the effective date of the public offering. These warrants were not issued under the 2013 Plan. See note 11 entitled “Stockholders’ Equity” above for additional information.

13.   Employee Benefit Plan

We sponsor an employee 401(k) retirement savings plan. We recorded contribution expenses of $32,000 and $30,000 for the six months ended June 28, 2014 and June 29, 2013, respectively.

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

Business Overview

We are a medical device company focused on developing, manufacturing and commercializing our external saphenous vein support technology, the eSVS Mesh, for use in coronary artery bypass graft, or CABG, surgery. Our eSVS Mesh is designed to be fitted like a sleeve on the outside of saphenous vein grafts (referred to as SVGs or vein grafts) to strengthen SVGs used in CABG surgery. By strengthening the SVG and preventing the damaging expansion of the vein graft, we hope to reduce or prevent the resulting injury which can lead to SVG failure and potentially costly and complicated re-interventions for patients undergoing CABG surgery.

We received authorization to apply the CE Mark to our eSVS Mesh in May 2010 and we began marketing and commenced shipments in select international markets in June 2010. In November 2013, we received an updated CE Mark expanding our ability to promote the eSVS Mesh for use with sequential grafts. In March 2014, we requested an update of our CE Mark approval to incorporate the changes in the application of our eSVS Mesh to the saphenous vein graft and to the surgical implant technique for the eSVS Mesh treated graft that were recently approved by the U.S. Food and Drug Administration, or FDA, for use in our eMESH I clinical feasibility trial. Based upon our recent communications with our notified body, we believe that the review process is near completion and that we will receive the updated approval during the third quarter.

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

We are currently conducting a feasibility trial for the FDA. This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG surgery and is titled the “eMESH I” study. The objective of this study is to demonstrate to the FDA the initial safety and performance of the eSVS Mesh for use as an external saphenous vein graft support device during CABG surgery. We expect to enroll up to 120 patients at up to 10 international and 10 U.S. sites. If the feasibility trial is successful, we intend to use the data from this study as the basis for the filing of a request for an investigational device exemption, or IDE, to perform a larger pivotal study. The pivotal study is required to demonstrate clinical effectiveness and support a premarket approval application filing with the FDA seeking approval to sell the eSVS Mesh in the United States. Patients in the eMESH I clinical feasibility trial will be followed through hospital discharge, with additional follow-up visits at 30 days, three months, six months, one year and yearly thereafter through five years. However, only the results through the six-month follow-up visit will be submitted to the FDA as part of an application for an IDE to conduct a pivotal trial in the United States.

In March 2014, the FDA approved a combination of changes in the application of the eSVS Mesh to the SVG and to the surgical implant technique for the eSVS Mesh treated graft. These changes were based upon our consultations with medical advisors and several of the cardiac surgeons participating in the eMESH I clinical feasibility trial and our initial review of early results from the eMESH I trial. The changes are intended to reduce the variables in the study and the risk of early graft occlusion. We also believe these changes will simplify the process of applying and implanting the eSVS Mesh thereby reducing procedural costs. No assurance can be provided, however, that these changes will reduce the variables in the study and the risk of early graft occlusion or that the feasibility trial for the FDA will be successful.

During the second quarter of 2014, enrollment in the eMESH I clinical feasibility trial continued, although at a slower than expected pace. As of August 1, 2014, 56 patients had been enrolled in the eMESH I clinical feasibility trial. We attribute part of this slowness to the delay in our receipt of the CE Mark approval incorporating the new implant technique approved by the FDA for use in the feasibility trial. We believe that the CE Mark review process has taken longer than we had anticipated due to a backlog in the workload of our notified body. However, based upon our recent communications with our notified body, we believe that the review process is near completion and that we will receive the updated approval during the third quarter. In addition, organizational changes within two of the U.S. study sites delayed internal approvals required for those sites to resume the enrollment of study patients.

Currently, seven European study sites are now able to enroll study patients in the eMESH I clinical feasibility study, however, they may not use the new implant technique until we receive an updated CE Mark approval. Three additional international sites have received ethics committee approval and are in the process of finalizing clinical trial agreements in order to begin enrollment, which is expected to commence during the third quarter of 2014.

As of August 1, 2014, four sites in the United States, which includes the Mayo Clinic, the Cleveland Clinic, Emory University and the Lenox Hill Hospital, are currently recruiting patients for the trial, and we expect two additional sites will be recruiting within the next 60 days.

For the six months ended June 28, 2014 and June 29, 2013, we incurred net losses of $2.9 million and $3.0 million respectively, and negative cash flows from operating activities of $2.6 million and $3.0 million, respectively. We expect our losses to continue as we pursue commercialization of and further regulatory approvals for our eSVS Mesh. To date, we have used primarily equity and convertible debt financings to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future.

Our cash, cash equivalents and short-term investments, as of June 28, 2014 were $6.0 million compared to $5.0 million as of December 31, 2013. We expect this balance to decrease as we continue to use cash to fund our operations. We believe our cash, cash equivalents and short-term investments as of June 28, 2014 will be sufficient to fund our planned operations for the next 12 months. However, there is no assurance that we will not need or seek additional funding prior to such time.

On March 5, 2014, we received notice from The NASDAQ Stock Market granting us an additional 180 days (until September 2, 2014) to regain compliance with the $1.00 minimum bid price rule. To regain compliance with the minimum bid price rule, the closing bid price of our common stock must remain at $1.00 per share or more for a minimum of 10 consecutive trading days. If we do not regain compliance with the minimum bid price rule by September 2, 2014, then NASDAQ will notify us of its determination to delist our common stock. Based on the recent trading history of our common stock, it is unlikely that we will regain compliance with the minimum bid price rule. If our common stock is delisted from NASDAQ, the delisting could lead to a number of negative implications, including reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing.

If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay our clinical programs, the development of our eSVS Mesh and/or our commercialization efforts, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently.  If we terminate the commercialization of our eSVS Mesh, Medtronic, Inc. may cause the core intellectual property and patent rights related to our eSVS Mesh to revert to Medtronic.  If we are unable to obtain additional financing when needed or if we terminate the development of our eSVS Mesh, we may be forced to explore strategic alternatives, such as selling or merging our company or winding down our operations and liquidating our company.

Results of Operations

Comparison of the Three and Six Months ended June 28, 2014 to the Three and Six Months ended June 29, 2013 (in thousands):

	Three Months Ended			Six Months Ended
	June 28, 2014	June 29, 2013	Percent Change	June 28, 2014	June 29, 2013	Percent Change
Net sales	$31	$40	(22.5)%	$57	$76	(25.0)%
Cost of sales	(14)	(19)	(26.3)	(26)	(35)	(25.7)
Gross profit	17	21	(19.0)	31	41	(24.4)
Operating expenses:
Research and development	652	757	(13.9)	1,292	1,462	(11.6)
Selling, general and administrative	795	773	2.8	1,609	1,547	4.0
Total operating expenses	1,447	1,530	(5.4)	2,901	3,009	(3.6)
Other income:
Interest income	2	5	(60.0)	4	8	(50.0)
Net loss	$(1,428)	$(1,504)	(5.1)%	$(2,866)	$(2,960)	(3.2)%

Research and development and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options, warrants and restricted stock grants. We expense the fair value of equity awards over their respective vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through June 28, 2014 vest upon time-based conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our statements of comprehensive loss for the three and six months ended June 28, 2014 and June 29, 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Research and development	$32	$37	$69	$86
Selling, general and administrative	68	102	152	217
Total stock-based compensation	$100	$139	$221	$281

Net Sales and Gross Profit

Our net sales decreased 22.5% to $31,000 in the second quarter of 2014, and decreased 25.0% to $57,000 in the first six months of 2014, as compared with the same periods in the prior year. Our gross profit decreased 19.0% to $17,000 in the second quarter of 2014 and decreased 24.4% to $31,000 in the first six months of 2014, as compared with the same periods in the prior year. These decreases reflect the negative impact of limited reimbursements available to hospitals, the limited amount of clinical data on the performance of our eSVS Mesh and the effects of economic difficulties in certain European countries. We expect sales to continue at modest levels until additional clinical study data is available.

Research and Development

Our research and development expenses decreased 13.9% from $757,000 in the second quarter of 2013 to $652,000 in the second quarter of 2014. Research and development expenses decreased 11.6% from $1.5 million in the six months ended June 29, 2013 to $1.3 million in the six months ended June 28, 2014. These decreases were due primarily to non-recurring costs incurred in the first half of 2013 related to additional design testing required by the FDA as part of our November 2012 IDE approval with conditions. In addition, the costs we incurred for our post-market studies during the first half of 2014 have declined in the current year period. Costs incurred in conjunction with our eMESH I clinical feasibility trial also declined slightly during the second quarter of 2014 as compared with the second quarter of 2013, due to a slowdown in patient enrollments in Europe while these sites wait for an updated CE Mark approval. We expect that our research and development costs will increase as clinical study related activities increase and as we resume the enrollment of patients in the United States.

Selling, General and Administrative

Our selling, general and administrative (“SG&A”) expenses increased 2.8% to $795,000 in the second quarter of 2014 up from $773,000 in the second quarter of 2013. SG&A expenses increased 4.0% to $1.6 million in the six months ended June 28, 2014 from $1.5 million in the six months ended June 29, 2013. These increases were due primarily to higher costs associated with expanding our sales team from one to two individuals during the third quarter of 2013. These increases were partially offset by decreases in our stock-based compensation expense which resulted from our decreased stock price. We expect SG&A expenses to increase slightly as we continue to pursue our international sales and marketing efforts.

Interest Income

Interest income decreased $2,000 in the second quarter of 2014 and decreased $4,000 during the first six months of 2014, compared to the same periods in the prior year. These decreases resulted from both a reduction in earnings on our investments as the average time to maturity for our investments has decreased in the current year and from a reduction in our total cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 28, 2014 and December 31, 2013 and our cash flow data for the six months ended June 28, 2014 and June 29, 2013 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	June 28, 2014	December 31, 2013
Cash and cash equivalents	$4,720	$2,316
Short-term investments	1,317	2,684
Working capital	6,476	5,454

	Six Months Ended
Cash Flow Data	June 28, 2014	June 29, 2013
Cash provided by (used in):
Operating activities	$(2,590)	$(3,042)
Investing activities	1,351	(4,553)
Financing activities	3,643	276
Net increase (decrease) in cash and cash equivalents	$2,404	$(7,319)

Working Capital

Our total cash resources, including short-term investments, as of June 28, 2014 totaled $6.0 million compared to $5.0 million as of December 31, 2013. As of June 28, 2014, we had $501,000 in current liabilities and $6.5 million in working capital compared to $455,000 in current liabilities and $5.5 million in working capital as of December 31, 2013.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $2.6 million in the six months ended June 28, 2014 compared to $3.0 million in the six months ended June 29, 2013. The net cash used in each of these periods primarily reflects the net loss for these periods, offset in part by non-cash stock-based compensation, depreciation and the effects of changes in operating assets and liabilities. Net cash used in the six months ended June 29, 2013 also includes the payment of $400,000 of costs related to our December 2012 public offering of common stock.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $1.4 million in the six months ended June 28, 2014 compared to net cash used by investing activities of $4.6 million in the six months ended June 29, 2013. Cash provided by or used in investing activities is primarily related to purchases and sales of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.6 million in the six months ended June 28, 2014 compared to $276,000 in the six months ended June 29, 2013. Net cash provided by financing activities during the current year was solely attributable to proceeds from our January 2014 underwritten public offering of common stock. Net cash provided by financing activities in the prior year period resulted from the sale of common stock to the underwriter of our December 2012 public offering, pursuant to the underwriter’s partial exercise of its over-allotment option.

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

To date, we have used primarily equity and debt financings to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. On January 29, 2014, we completed a public offering of 6,035,000 shares of our common stock at a purchase price of $0.70 per share under our shelf registration statement, resulting in net proceeds of $3.6 million, after deduction of underwriting discounts, commissions and related expenses. We intend to use the net proceeds from this offering for working capital and general corporate purposes, including funding the process of seeking regulatory approval to market our eSVS Mesh in the United States and abroad, including continuing our human clinical trials.

Our ability to raise additional financing under our existing shelf registration statement is limited since we are a “smaller reporting company” under the federal securities laws. As a smaller reporting company, we are limited to offering and selling securities under our shelf registration statement totaling no more than one-third of our public float during any period of 12 months. In addition, if our common stock is delisted from The NASDAQ Capital Market, our ability to use our existing shelf registration statement will be even more limited until we file our next annual report on Form 10-K and unavailable thereafter unless we regain a national securities exchange listing for our common stock or our public float increases to a minimum of $75 million.

We believe our cash, cash equivalents and short-term investments as of June 28, 2014 will be sufficient to fund our planned operations for the next 12 months. However, we may require significant additional funds earlier in order to continue our feasibility trial for the FDA, plan for our anticipated larger pivotal study and conduct additional clinical trials to obtain regulatory approvals for our eSVS Mesh. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

As of June 28, 2014, we did not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This risk may increase if we lose the NASDAQ Capital Market listing of our common stock and/or economic and market conditions deteriorate.

On March 5, 2014, we received notice from The NASDAQ Stock Market granting us an additional 180 days (until September 2, 2014) to regain compliance with the $1.00 minimum bid price rule. To regain compliance with the minimum bid price rule, the closing bid price of our common stock must remain at $1.00 per share or more for a minimum of 10 consecutive trading days. If we do not regain compliance with the minimum bid price rule by September 2, 2014, then NASDAQ will notify us of its determination to delist our common stock. Based on the recent trading history of our common stock, it is unlikely that we will regain compliance with the minimum bid price rule. If our common stock is delisted from NASDAQ, the delisting could lead to a number of negative implications, including reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing.

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

If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay our clinical programs, the development of our eSVS Mesh and/or our commercialization efforts, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently.  If we terminate the commercialization of our eSVS Mesh, Medtronic, Inc. may cause the core intellectual property and patent rights related to our eSVS Mesh to revert to Medtronic.  If we are unable to obtain additional financing when needed or if we terminate the development of our eSVS Mesh, we may be forced to explore strategic alternatives, such as selling or merging our company or winding down our operations and liquidating our company.

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

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, operating results and business. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. The use of future dates also may indicate a forward-looking statement. The forward-looking statements in this report include, but are not limited to, statements regarding uses for and benefits of our technology, the timing of and strategy for governmental approvals and product introductions, the receipt and anticipated timing of the updated CE Mark approval, the commencement and cost of clinical trials and post-market studies, our expectations regarding continued and increasing operating losses, modest sales levels, research and development expenses and SG&A expenses, continued negative net cash flow from operations, recording additional non-cash compensation expenses, the adequacy of our capital resources to fund planned operations, our ability to raise additional funds and operating and capital requirement expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from the information expressed or implied by our forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

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

●	our receipt and timing of an updated CE Mark approval;
●	our ability to demonstrate with human clinical data that our eSVS Mesh is safe and improves the long term patency of saphenous vein grafts as compared to traditional CABG surgery;
●	our ability to obtain and maintain foreign and domestic regulatory approvals of our eSVS Mesh technology;
●	our ability to obtain coverage and reimbursement from third-party payors for our eSVS Mesh technology and the extent of such coverage;
●	the successful development of our distribution and marketing capabilities;
●	our ability to attract and retain scientific, regulatory, and sales and marketing support personnel;
●	our ability to obtain and maintain intellectual property protection for our eSVS Mesh technology;
●	any future litigation regarding our business, including product liability claims;
●	changes in governmental laws and regulations relating to healthcare;
●	the availability and cost of third-party products and the ability of our suppliers to timely meet our demands;
●	our ability to obtain additional capital when needed or on acceptable terms;
●	changes affecting the medical device industry;
●	general and economic business conditions;
●	our ability to maintain our NASDAQ Capital Market listing of our common stock; and
●	the other risks described under “Part I - Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 28, 2014, our disclosure controls and procedures were effective in ensuring that information relating to Kips Bay Medical, Inc. required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.

Not applicable.

Item 1A.     Risk Factors.

This Item 1A is not applicable to us as a smaller reporting company and has been omitted.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the second quarter of 2014, we did not issue or sell any equity securities of ours without registration under the Securities Act of 1933, as amended.

Issuer Purchasers of Equity Securities

During the second quarter of 2014, we did not purchase any shares of our common stock or other equity securities of ours. Our Board of Directors has not authorized any repurchase plan or program for the purchase of shares of our common stock or other securities in the open market or otherwise.

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

KIPS BAY MEDICAL, INC.

Date: August 12, 2014	/s/ Manny Villafaña
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

101+

Financial statements from the quarterly report on Form 10-Q of Kips Bay Medical, Inc. for the quarter ended June 28, 2014, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

_________________________

+	Filed herewith.
++	Furnished herewith.