Form 10-Q
period 2014-09-27
Kips Bay Medical, Inc.
filed 2014-11-06
CIK 1460198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ___________________

FORM 10-Q

___________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to                                 .

Commission File No.: 001-35080

 ___________________

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

There were 33,014,079 shares of common stock, par value $0.01, Kips Bay Medical, Inc. outstanding as of the close of business on November 3, 2014.

Kips Bay Medical, Inc.
Quarterly Report on Form 10-Q

______________

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

Kips Bay Medical, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	September 27, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,061	$2,316
Short-term investments, net	706	2,684
Accounts receivable	13	28
Inventories	703	793
Prepaid expenses and other current assets	147	88
Total current assets	5,630	5,909
Property and equipment, net	363	400
Total assets	$5,993	$6,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54	$141
Accrued liabilities	420	314
Total current liabilities	474	455
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 27, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized as of September 27, 2014 and 40,000,000 shares authorized as of December 31, 2013, 33,014,079 and 26,979,079 shares issued and outstanding as of September 27, 2014 and December 31, 2013, respectively	330	270
Additional paid-in capital	45,388	41,494
Accumulated other comprehensive loss	—	—
Accumulated deficit	(40,199)	(35,910)
Total stockholders’ equity	5,519	5,854
Total liabilities and stockholders’ equity	$5,993	$6,309

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net sales	$13	$13	$71	$89
Cost of sales	(8)	(7)	(35)	(42)
Gross profit	5	6	36	47

Operating expenses:
Research and development	604	840	1,896	2,302
Selling, general and administrative	826	736	2,434	2,283
Operating loss	(1,425)	(1,570)	(4,294)	(4,538)
Interest income	1	4	5	12
Net loss	$(1,424)	$(1,566)	$(4,289)	$(4,526)
Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.13)	$(0.17)
Weighted average shares outstanding — basic and diluted	33,014,079	26,979,079	32,292,084	26,888,695

Comprehensive loss	$(1,424)	$(1,563)	$(4,289)	$(4,526)

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net loss	$(4,289)	$(4,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	39	41
Stock-based compensation	311	431
Amortization of premium on short-term investments	18	62
Other	—	17
Changes in operating assets and liabilities:
Accounts receivable	15	18
Inventories	90	95
Prepaid expenses and other current assets	(59)	(60)
Accounts payable	(87)	(309)
Accrued liabilities	106	(86)
Net cash used in operating activities	(3,856)	(4,317)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	3,176	2,233
Purchases of short-term investments	(1,216)	(5,625)
Purchase of property and equipment	(2)	(17)
Proceeds from the sale of property and equipment	—	2
Net cash provided by (used in) investing activities	1,958	(3,407)
Cash flows from financing activities:
Proceeds from sale of common stock in a public offering, net of related costs of $581	3,643	—
Proceeds from sale of common stock in a public offering, net of related costs of $33	—	276
Net cash provided by financing activities	3,643	276
Net increase (decrease) in cash and cash equivalents	1,745	(7,448)
Cash and cash equivalents at beginning of period	2,316	9,403
Cash and cash equivalents at end of period	$4,061	$1,955

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Notes to Financial Statements

1.     Business

Kips Bay Medical, Inc. (“we”, “us” or “our”) is a medical device company focused on developing, manufacturing and commercializing our external saphenous vein support technology, or eSVS® Mesh, for use in coronary artery bypass grafting, or CABG, surgery. Our eSVS Mesh is designed to be fitted like a sleeve on the outside of saphenous vein grafts, or SVGs, to strengthen SVGs used in coronary artery bypass graft surgery. By strengthening the SVG and preventing the damaging expansion of the vein graft, we hope to reduce or prevent the resulting injury which can lead to SVG failure and potentially costly and complicated re-interventions for patients undergoing CABG surgery.

2.     Risks and Uncertainties

We received authorization to apply the CE Mark to our eSVS Mesh in May 2010 and began marketing and commenced shipments in select international markets in June 2010. To date, sales of our eSVS Mesh have been limited and we do not expect sales to improve in the near future. We believe sales of our eSVS Mesh have been, and will continue to be, adversely impacted by the limited amount of clinical data on the performance of the eSVS Mesh, limited reimbursements available to hospitals and the effects of economic difficulties in certain European countries.

We are currently conducting a feasibility trial for the U.S. Food and Drug Administration, or FDA. This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG surgery and is titled the “eMESH I” clinical feasibility trial. The objective of this trial is to demonstrate the initial safety and performance of the eSVS Mesh for use as an external saphenous vein graft support device during CABG surgery. The trial is being conducted in both Europe and the United States. However, the FDA’s approval of our investigational device exemption, or IDE, to conduct our clinical feasibility trial limits us to enrolling 27 patients at up to 10 sites in the United States. We intend to enroll the balance of the patients in Europe. The primary safety endpoint for the feasibility trial is the 30-day rate of MACE, defined as the rate of the composite of total mortality, myocardial infarction (heart attack), and/or coronary target vessel revascularization (percutaneous coronary intervention or CABG) within 30 days of the procedure. The eSVS Mesh performance will be evaluated based upon the angiographic patency rate of the enrolled grafts, where patency is defined as less than 50% stenosis, or blockage, of the SVG at six months after surgery. We also expect to use the data from eMESH I clinical feasibility trial as the basis for the filing of a request for an IDE to perform a pivotal trial which is required to demonstrate clinical effectiveness of the eSVS Mesh and to support a request for approval to sell the eSVS Mesh in the United States.

Enrollments in our eMESH I trial commenced in Europe in late August 2012 and in the United States in February 2013. During 2014, we requested and received approval from the FDA to make certain changes in the surgical implant technique for the eSVS Mesh treated graft. These changes were based upon consultations with medical advisors and several of the cardiac surgeons participating in the eMESH I clinical feasibility trial and our initial review of early results from the eMESH I trial. The changes are intended to reduce the variables in the study and the risk of early graft occlusion. We also believe these changes will simplify the process of applying and implanting the eSVS Mesh thereby reducing procedural costs. On August 20, 2014, we received an updated CE Mark approval allowing our European study sites to enroll patients in the eMESH I trial using the new implant technique. As of November 3, 2014, ten sites in Europe and seven sites in the United States are able to enroll patients in the trial using the new implant technique. As of November 3, 2014, 79 patients had been enrolled in the eMESH I clinical feasibility trial, which is up from 56 patients enrolled as of August 1, 2014. We estimate that we need approximately 25 more patients, for a targeted total of 45 to 50, to complete enrollment for this trial.

No assurance can be provided that we will obtain our enrollment goals, that our eMESH I clinical feasibility trial will be successful, that the FDA will approve an IDE for a pivotal study or that once these studies are concluded, we will receive U.S. marketing approval for the eSVS Mesh. If these events do not occur, we may be forced to cease operations since we do not have any other products in development. In addition, we need additional financing to continue our operations, and in particular, to complete our eMESH I clinical feasibility trial. If we do not receive such additional financing, we may be forced to cease operations. See note 4 entitled “Liquidity and Management’s Plans.”

3.     Basis of Presentation

We have prepared the accompanying unaudited interim financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. Our fiscal year ends on December 31. The balance sheet as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto included in our most recent annual report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 12, 2014. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter (our fiscal 2016). Early application is permitted and we have adopted this guidance for the current period presented.

In May 2014, FASB issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update No. 2014-09 (ASU 2014-09)), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2016 (our fiscal 2017). We are currently evaluating the impact of adopting ASU 2014-09 on our financial statements.

4.      Liquidity and Management’s Plans

The accompanying unaudited interim financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing to fund our operations until we ultimately generate profitable operations, the results of our eMESH I clinical feasibility trial and anticipated pivotal study, our ability to obtain U.S. marketing approval for our eSVS Mesh and our ability to market and sell our eSVS Mesh. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern.

For the nine months ended September 27, 2014 and September 28, 2013, we incurred net losses of $4.3 million and $4.5 million, respectively, and negative cash flows from operating activities of $3.9 million and $4.3 million, respectively. We expect to continue to incur substantial losses, which will continue to generate negative net cash flows from operating activities as we continue to develop additional clinical data, pursue U.S. marketing approval of our eSVS Mesh, and market and sell our eSVS Mesh in European and other international markets.

As of September 27, 2014, we had $4.8 million of cash, cash equivalents and short-term investments. If we do not raise additional financing, we estimate that we will have sufficient funds to continue our planned operations into mid-2015. We will need additional funds to continue our operations thereafter and execute our business plan, including completing our eMESH I clinical feasibility trial, planning for our anticipated pivotal study and marketing and selling our eSVS Mesh in European and other international markets. As of September 27, 2014, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. Prior to issuing any capital stock we must obtain the consent of Kips Bay Investments, LLC, one of our significant stockholders, and no assurance can be provided that Kips Bay Investments, LLC would provide such consent, which could limit our ability to raise additional financing.

If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay development or commercialization of our eSVS Mesh, license to third parties the rights to commercialize the eSVS Mesh or new applications for the eSVS Mesh that we would otherwise seek to pursue, or cease operations. If we terminate the commercialization of our eSVS Mesh, Medtronic, Inc. may cause the core intellectual property and patent rights related to our eSVS Mesh to revert to Medtronic.

Our future success is dependent upon our ability to obtain additional financing, the success of our eMESH I clinical feasibility trial and our anticipated pivotal study, our ability to obtain U.S. marketing approval for our eSVS Mesh and our ability to market and sell our eSVS Mesh. If we are unable to obtain additional financing when needed, if our eMESH I clinical feasibility trial is not successful, if the FDA does not approve an IDE for a pivotal study or if once these studies are concluded, we do not receive U.S. marketing approval for the eSVS Mesh, we may not be able to continue as a going concern and may be forced to cease operations. The accompanying unaudited interim financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

5.     Inventories

Inventories include purchased materials, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

Inventories, net, consist of the following (in thousands):

	September 27, 2014	December 31, 2013
Raw materials	$80	$81
Work in process	308	333
Finished goods	315	379
Total	$703	$793

6.     Net Loss Per Share

The following table summarizes our calculation of net loss per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net loss	$(1,424)	$(1,566)	$(4,289)	$(4,526)
Weighted average shares outstanding—basic and diluted	33,014,079	26,979,079	32,292,084	26,888,695
Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.13)	$(0.17)

The following outstanding potential common shares are not included in diluted net loss per share calculations as their effects would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Employee and non-employee stock options	1,934,250	1,386,250	1,934,250	1,386,250
Common shares issuable to underwriters under option purchase agreements	865,625	603,125	865,625	603,125
Common shares issuable to outside consultant under common stock purchase warrant	75,000	75,000	75,000	75,000

7.     Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 27, 2014	December 31, 2013
Cash and cash equivalents
Cash	$631	$366
Money market funds	3,179	1,699
Bank certificate of deposit	251	251
Total cash and cash equivalents	$4,061	$2,316

Short-term investments
Commercial paper	$200	$250
Corporate debt	406	2,083
Bank certificate of deposit	100	351
Total short-term investments	$706	$2,684

8.     Fair Value of Financial Instruments

We apply the provisions of FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value under US GAAP, and enhances disclosures about fair value measurements.

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

A summary of financial assets measured at fair value on a recurring basis at September 27, 2014 and December 31, 2013 is as follows (in thousands):

	September 27, 2014				December 31, 2013
	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$3,179	$3,179		$—	$1,699	$1,699	$—	$—
Bank certificate of deposit	351	—	351	—	602	—	602	—
Commercial paper	200	—	200	—	250	—	250	—
Corporate debt securities	406	—	406	—	2,083	—	2,083	—
Total	$4,136	$3,179	$957	$—	$4,634	$1,699	$2,935	$—

As of September 27, 2014 and December 31, 2013, the remaining contractual maturities of all short-term investments were less than 12 months. Due to the short-term nature of our investments, amortized cost approximates fair value for all investments.

9.     Property and Equipment

Property and equipment consist of the following (in thousands):

	September 27, 2014	December 31, 2013

Furniture and fixtures	$58	$58
Machinery, equipment and tooling	505	505
Computers and software	193	191
Leasehold improvements	90	90
Accumulated depreciation	(483)	$(444)
Property and equipment, net	$363	400

Depreciation expense was $39,000 and $41,000 for the nine months ended September 27, 2014 and September 28, 2013, respectively.

10.     Commitments and Contingencies

Royalty Payments

The core intellectual property relating to our eSVS Mesh was acquired from Medtronic, Inc. pursuant to an Assignment and License Agreement dated October 9, 2007. As consideration for the assignment of such intellectual property, we have agreed to pay Medtronic a royalty of 4% on sales of our eSVS Mesh. Royalty obligations are payable 60 days after the end of each fiscal quarter, are recorded as a component of our cost of sales and will terminate upon the earlier of the expiration of all of the patents and patent applications acquired from Medtronic, Inc., or when the aggregate royalties paid reaches $100.0 million. We recognized royalty expense of $3,000 and $4,000 for the nine months ended September 27, 2014 and September 28, 2013, respectively.

11.     Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 27, 2014	December 31, 2013

Clinical study related expense	$232	$216
Professional services	119	61
Payroll and related expenses	47	35
Other	22	2
Total accrued liabilities	$420	$314

12.      Stockholders’ Equity

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

13.     Stock-Based Compensation

2013 Equity Incentive Plan

The Kips Bay Medical, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) was adopted by the Board of Directors in March 2013 and approved by our stockholders at our annual meeting of stockholders held on May 22, 2013. The 2013 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2013 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2013 Plan have a maximum term of ten years and generally vest over four years for employees, at the rate of 25% of total shares underlying the option each year, and over one to three years for non-employees. Under the 2013 Plan, a total of 2,500,000 shares of common stock have been reserved for issuance. As of September 27, 2014, options to purchase 645,000 shares of common stock had been granted under the 2013 Plan.

2007 Long-Term Incentive Plan

The Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) was adopted by the Board of Directors in July 2007. In conjunction with stockholder approval of the 2013 Plan, the Board terminated the 2007 Plan, although awards outstanding under the 2007 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2007 Plan have terms similar to those used under the 2013 Plan. As of September 27, 2014, options to purchase an aggregate of 1,289,250 and restricted stock awards for 62,500 shares of common stock remained outstanding under the 2007 Plan.

A summary of option activity for the nine months ended September 27, 2014 is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Options outstanding at December 31, 2013	1,609,250	$2.56
Granted	355,000	0.51
Exercised	—	—
Cancelled	(30,000)	4.51
Options outstanding at September 27, 2014	1,934,250	$2.15

Restricted Stock Awards

A summary of restricted stock award activity is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Awards outstanding at December 31, 2013	105,000	$4.13
Granted	—	—
Vested	(42,500)	4.81
Cancelled	—	—
Awards outstanding at September 27, 2014	62,500	$3.67

The fair value of each restricted stock award is equal to the fair market value of our common stock at the date of grant. Restricted stock awards vest over a period of time that varies with the purpose of the individual award. As of September 27, 2014, outstanding awards vest over periods of one to four years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. We recorded stock-based compensation expense for restricted stock grants of $153,000 and $177,000 for the nine months ended September 27, 2014 and September 28, 2013, respectively.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Research and development	$32	$34	$101	$120
Selling, general and administrative	58	77	210	272
Total stock-based compensation	$90	$111	$311	$392

Other Stock-Based Payments

In conjunction with the completion of our public offering in January 2014, we issued to the underwriter and its designees warrants to purchase an aggregate of 262,500 shares of our common stock at an exercise price of $0.875, or 125% of the purchase price of shares sold in the public offering. These warrants have a five-year term and become exercisable on January 23, 2015, one year after the effective date of the public offering. These warrants were not issued under the 2013 Plan. See note 12 entitled “Stockholders’ Equity” above for additional information.

14.     Employee Benefit Plan

We sponsor an employee 401(k) retirement savings plan. We recorded contribution expenses of $47,000 for the nine months ended September 27, 2014 and September 28, 2013.

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

We received authorization to apply the CE Mark to our eSVS Mesh in May 2010 and began marketing and commenced shipments in select international markets in June 2010. In November 2013, we received an updated CE Mark expanding our ability to promote the eSVS Mesh for use with sequential grafts. On August 11, 2014, we received an updated CE Mark incorporating the changes in the application of our eSVS Mesh to the SVG and to the surgical implant technique for the eSVS Mesh treated graft that were approved by the FDA in March 2014 for use in our eMESH I clinical feasibility trial.

We sell our eSVS Mesh to distributors who, in turn, sell to hospitals and clinics primarily in the European Union. Our eSVS Mesh is a novel product and we are not aware of the establishment of any specific or supplemental reimbursements for it. To date, sales of our eSVS Mesh have been limited and we do not expect sales to improve in the near future until additional clinical data is available. We believe that sales of our eSVS Mesh have been, and will continue to be, adversely impacted by the limited amount of clinical data on the performance of the eSVS Mesh, limited reimbursements available to hospitals and the effects of economic difficulties in certain European countries.

We are currently conducting a feasibility trial for the FDA. This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG surgery and is titled the “eMESH I” study. The objective of this study is to demonstrate to the FDA the initial safety and performance of the eSVS Mesh for use as an external saphenous vein graft support device during CABG surgery. If the feasibility trial is successful, we intend to use the data from this study as the basis for the filing of a request for an IDE to perform a larger pivotal study. The pivotal study is required to demonstrate clinical effectiveness and support a premarket approval application filing with the FDA seeking approval to sell the eSVS Mesh in the United States. Patients in the eMESH I clinical feasibility trial will be followed through hospital discharge, with additional follow-up visits at 30 days, three months, six months, one year and yearly thereafter through five years. However, only the results through the six-month follow-up visit will be submitted to the FDA as part of an application for an IDE to conduct a pivotal trial in the United States.

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

As of November 3, 2014, ten sites in Europe and seven sites in the United States are able to enroll patients in the trial using the new implant technique. The pace of enrollment in the eMESH I clinical feasibility trial has increased significantly during the past two months. As of November 3, 2014, 79 patients had been enrolled in the eMESH I clinical feasibility trial, which is up from 56 patients enrolled as of August 1, 2014. We estimate that we need approximately 25 more patients, for a targeted total of 45 to 50, to complete enrollment for this trial. No assurance can be provided that we will obtain our enrollment goals, that our eMESH I clinical feasibility trial will be successful, that the FDA will approve an IDE for a pivotal study or that once these studies are concluded, we will receive U.S. marketing approval for the eSVS Mesh. If these events do not occur, we may be forced to cease operations since we do not have any other products in development. In addition, we need additional financing to continue our operations, and in particular, to complete our eMESH I clinical feasibility trial. If we do not receive such additional financing, we may be forced to cease operations.

Financial Overview

Our net sales were unchanged in the third quarter of 2014, and decreased 20.2% to $71,000 in the first nine months of 2014, as compared with the same periods in the prior year. We believe that sales of our eSVS Mesh have been, and will continue to be, adversely impacted by the limited amount of clinical data on the performance of the eSVS Mesh, limited reimbursements available to hospitals and the effects of economic difficulties in certain European countries. For the nine months ended September 27, 2014 and September 28, 2013, we incurred net losses of $4.3 million and $4.5 million, respectively, and negative cash flows from operating activities of $3.9 million and $4.3 million, respectively. We expect our losses to continue as we work to develop additional clinical data, pursue U.S. marketing approval of our eSVS Mesh, and market and sell our eSVS Mesh in European and other international markets.

Our cash, cash equivalents and short-term investments, as of September 27, 2014 were $4.8 million compared to $5.0 million as of December 31, 2013. We expect this balance to decrease as we continue to use cash to fund our operations. We believe our cash, cash equivalents and short-term investments as of September 27, 2014 will be sufficient to fund our planned operations into mid-2015. We will need additional funds to continue our operations thereafter and execute our business plan, including completing our eMESH I clinical feasibility trial, planning for our anticipated pivotal study and marketing and selling our eSVS Mesh in European and other international markets. We historically have financed our operations principally from the sale of equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay development or commercialization of our eSVS Mesh, license to third parties the rights to commercialize the eSVS Mesh or new applications for the eSVS Mesh that we would otherwise seek to pursue, or cease operations.

Results of Operations

Comparison of the three and nine months ended September 27, 2014 to the three and nine months ended September 28, 2013 (in thousands):

	Three Months Ended			Nine Months Ended
	September 27, 2014	September 28, 2013	Percent Change	September 27, 2014	September 28, 2013	Percent Change
Net sales	$13	$13	—%	$71	$89	(20.2)%
Cost of sales	(8)	(7)	14.3	(35)	(42)	(16.7)
Gross profit	5	6	(16.7)	36	47	(23.4)
Operating expenses:
Research and development	604	840	(28.1)	1,896	2,302	(17.6)
Selling, general and administrative	826	736	12.2	2,434	2,283	6.6
Total operating expenses	1,430	1,576	(9.3)	4,330	4,585	(5.6)
Other income:
Interest income	1	4	(75.0)	5	12	(58.3)
Net loss	$(1,424)	$(1,566)	(9.1)%	$(4,289)	$(4,526)	(5.2)%

Research and development and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options, warrants and restricted stock grants. We expense the fair value of equity awards over their respective vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through September 27, 2014 vest upon time-based conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our statements of comprehensive loss for the three and nine months ended September 27, 2014 and September 28, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Research and development	$32	$34	$101	$120
Selling, general and administrative	58	77	210	272
Total stock-based compensation	$90	$111	$311	$392

Net Sales and Gross Profit

Our net sales were unchanged in the third quarter of 2014, and decreased 20.2% to $71,000 in the first nine months of 2014, as compared with the same periods in the prior year. Our gross profit decreased 16.7% to $5,000 in the third quarter of 2014 and decreased 23.4% to $36,000 in the first nine months of 2014, as compared with the same periods in the prior year. These decreases reflect the negative impact of the limited amount of clinical data on the performance of our eSVS Mesh, limited reimbursements available to hospitals and the effects of economic difficulties in certain European countries. We do not expect our sales to improve in future periods until additional clinical study data is available.

Research and Development

Our research and development expenses decreased 28.1% to $604,000 in the third quarter of 2014 down from $840,000 in the third quarter of 2013. Research and development expenses decreased 17.6% to $1.9 million in the nine months ended September 27, 2014 down from $2.3 million in the nine months ended September 28, 2013. These decreases were due primarily to lower clinical activity levels in the current year periods compared to the respective prior year periods. Patient enrollments in our eMESH I clinical feasibility trial declined during the current year periods compared to the respective prior year periods as our European study sites waited for the updated CE Mark approval allowing the use of our new implant techniques approved by the FDA in March 2013. Enrollments in our post-market studies were substantially completed last year resulting in reduced activity and lower costs during the current year periods. In addition, we incurred certain non-recurring costs during the prior year periods related to additional design testing required by the FDA as part of our November 2012 IDE approval with conditions. We expect that our research and development costs will increase as we resume the enrollment of patients in the eMESH I clinical feasibility trial in Europe.

Selling, General and Administrative

Our selling, general and administrative (“SG&A”) expenses increased 12.2% to $826,000 in the third quarter of 2014 up from $736,000 in the third quarter of 2013. SG&A expenses increased 6.6% to $2.4 million in the nine months ended September 27, 2014 from $2.3 million in the nine months ended September 28, 2013. These increases were due primarily to higher costs associated with expanding our sales team from one to two individuals during the third quarter of 2013. These increases were partially offset by decreases in our stock-based compensation expense which resulted from our decreased stock price. We expect SG&A expenses to increase slightly as we continue to actively pursue increased enrollments in our feasibility trial.

Interest Income

Interest income decreased $3,000 in the third quarter of 2014 and decreased $7,000 during the first nine months of 2014, compared to the same periods in the prior year. These decreases resulted from both a reduction in earnings on our investments as the average time to maturity for our investments has decreased in the current year and from a reduction in our total cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 27, 2014 and December 31, 2013 and our cash flow data for the nine months ended September 27, 2014 and September 28, 2013 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	September 27, 2014	December 31, 2013
Cash and cash equivalents	$4,061	$2,316
Short-term investments	706	2,684
Working capital	5,156	5,454

	Nine Months Ended
Cash Flow Data	September 27, 2014	September 28, 2013
Cash provided by (used in):
Operating activities	$(3,856)	$(4,317)
Investing activities	1,958	(3,407)
Financing activities	3,643	276
Net increase (decrease) in cash and cash equivalents	$1,745	$(7,448)

Working Capital

Our total cash resources, including short-term investments, as of September 27, 2014 totaled $4.8 million compared to $5.0 million as of December 31, 2013. As of September 27, 2014, we had $474,000 in current liabilities and $5.2 million in working capital compared to $455,000 in current liabilities and $5.5 million in working capital as of December 31, 2013.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.9 million in the nine months ended September 27, 2014 compared to $4.3 million in the nine months ended September 28, 2013. The net cash used in each of these periods primarily reflects the net loss for these periods, offset in part by non-cash stock-based compensation, depreciation and the effects of changes in operating assets and liabilities. Net cash used in the nine months ended September 28, 2013 also includes the payment of $400,000 of costs related to our December 2012 public offering of common stock.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $2.0 million in the nine months ended September 27, 2014 compared to net cash used by investing activities of $3.4 million in the nine months ended September 28, 2013. Cash provided by or used in investing activities is primarily related to purchases and sales of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.6 million in the nine months ended September 27, 2014 compared to $276,000 in the nine months ended September 28, 2013. Net cash provided by financing activities during the current year was solely attributable to proceeds from our January 2014 underwritten public offering of common stock. Net cash provided by financing activities in the prior year period resulted from the sale of common stock to the underwriter of our December 2012 public offering, pursuant to the underwriter’s partial exercise of its over-allotment option.

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

We expect to continue to incur substantial losses, which will continue to generate negative net cash flows from operating activities as we continue to develop additional clinical data, pursue regulatory approvals and continue the process of commercialization in international markets for our eSVS Mesh. While we continue to market our eSVS Mesh in select European and other international markets, our sales to date have been limited and negatively affected by the limited amount of clinical data on the performance of the eSVS Mesh, limited reimbursements available to hospitals and the effects of economic difficulties in certain European countries. We do not expect our sales to improve in future periods until additional clinical study data is available.

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

We believe our cash, cash equivalents and short-term investments as of September 27, 2014 will be sufficient to fund our planned operations into mid-2015. We will need additional financing to continue our operations thereafter and execute our business plan, including completing our eMESH I clinical feasibility trial, planning for our anticipated pivotal study and marketing and selling our eSVS Mesh in European and other international markets.

As of September 27, 2014, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. Prior to issuing any capital stock with rights, preferences or limitations equal or superior to our common stock owned by Kips Bay Investments, LLC or debt securities convertible into capital stock with rights, preferences or limitations equal or superior to our common stock owned by Kips Bay Investments, LLC, we must obtain the consent of Kips Bay Investments, LLC, one of our significant stockholders, and no assurance can be provided that Kips Bay Investments, LLC would provide such consent, which could limit our ability to raise additional financing.

To the extent that we raise additional capital through the sale of common stock, the interests of our current stockholders may be diluted. If we issue preferred stock or convertible debt securities, it could affect the rights of our common stockholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock or convertible debt securities may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our proprietary technologies, or grant licenses on terms that are not favorable. Any of these events could adversely affect our ability to achieve our regulatory approvals and commercialization goals and harm our business.

There can be no assurance that we will be successful in obtaining additional financing on favorable terms, or at all. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay development or commercialization of our eSVS Mesh, license to third parties the rights to commercialize the eSVS Mesh or new applications for the eSVS Mesh that we would otherwise seek to pursue, or cease operations. If we terminate the commercialization of our eSVS Mesh, Medtronic, Inc. may cause the core intellectual property and patent rights related to our eSVS Mesh to revert to Medtronic.

Our future success is dependent upon our ability to obtain additional financing, the success of our eMESH I clinical feasibility trial and our anticipated pivotal study, our ability to obtain U.S. marketing approval for our eSVS Mesh and our ability to market and sell our eSVS Mesh. If we are unable to obtain additional financing when needed, if our eMESH I clinical feasibility trial is not successful, if the FDA does not approve an IDE for a pivotal study or if once these studies are concluded, we do not receive U.S. marketing approval for the eSVS Mesh, we may not be able to continue as a going concern and may be forced to cease operations. The unaudited interim financial statements included this report have been prepared assuming that we will continue as a going concern and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

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

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, operating results and business. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. The use of future dates also may indicate a forward-looking statement. The forward-looking statements in this report include, but are not limited to, statements regarding uses for and benefits of our technology, the timing of and strategy for governmental approvals and product introductions, the commencement and cost of clinical trials and post-market studies, our expectations regarding continued and increasing operating losses, future sales levels, research and development expenses and SG&A expenses, continued negative net cash flow from operations, recording additional non-cash compensation expenses, the adequacy of our capital resources to fund planned operations, our need for and ability to raise additional financing and operating and capital requirement expectations. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from the information expressed or implied by our forward-looking statements. These risks and uncertainties include, among others:

●

the status of our eMESH I clinical feasibility trial, including enrollment, completion and the results, and actions of the FDA in response to results from our feasibility trial, including approval of future increases in the number of U.S. subjects and U.S. sites in the trial and approval of a future pivotal study;

●

our need for and ability to obtain additional capital when needed or on acceptable terms, and the terms of any such additional financing, which could be highly dilutive and adversely affect the rights of its current stockholders;

●

our ability to sustain our operations if we are unable to obtain additional financing when needed or if the results of our eMESH I clinical feasibility trial are not sufficient to allow us to proceed to a pivotal study;

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2014, our disclosure controls and procedures were effective in ensuring that information relating to Kips Bay Medical, Inc. required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 27, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

Not applicable.

Item 1A.     Risk Factors.

This Item 1A is not applicable to us as a smaller reporting company and has been omitted.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the third quarter of 2014, we did not issue or sell any equity securities of ours without registration under the Securities Act of 1933, as amended.

Issuer Purchasers of Equity Securities

During the third quarter of 2014, we did not purchase any shares of our common stock or other equity securities of ours. Our Board of Directors has not authorized any repurchase plan or program for the purchase of shares of our common stock or other securities in the open market or otherwise.

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

KIPS BAY MEDICAL, INC.

Date: November 6, 2014	/s/ Manny Villafaña
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

101+

Financial statements from the quarterly report on Form 10-Q of Kips Bay Medical, Inc. for the quarter ended September 27, 2014, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

_________________________

+     Filed herewith.

++     Furnished herewith.