Form 10-K
period 2014-12-31
Kips Bay Medical, Inc.
filed 2015-03-12
CIK 1460198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sales price at which the common stock was last sold as of June 27, 2014 (the last trading day of the registrant’s second fiscal quarter) as reported by the NASDAQ Capital Market on that date was $9,287,192.

As of March 10, 2015, there were 33,014,079 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I

Item 1.     Business

Overview

We are a medical device company focused on developing, manufacturing and commercializing our external saphenous vein support technology, the eSVS® Mesh, for use in coronary artery bypass, or CABG, surgery. Our eSVS Mesh is designed to be fitted like a sleeve on the outside of saphenous vein grafts (referred to as an SVG or vein graft) to strengthen SVGs used in CABG surgery. By strengthening the SVG and preventing the damaging expansion of the vein graft, we hope to reduce or prevent the resulting injury which can lead to SVG failure and potentially costly and complicated re-interventions for patients undergoing CABG surgery. In the near term, we are focused on and committed to spending substantially all of our resources on completing our current eMESH I clinical feasibility trial, and if that trial is successful, using the data from that study as the basis for the filing of a request for an investigational device exemption, or IDE, to perform a larger pivotal study. The pivotal study is required to demonstrate clinical effectiveness and support a premarket approval application filing with the U.S. Food and Drug Administration, or FDA, seeking approval to sell the eSVS Mesh in the United States. No assurance can be provided that the results from the feasibility trial will be sufficient to support a larger pivotal study.

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

We received authorization to apply the CE Mark to our eSVS Mesh in May 2010 and we began marketing and commenced shipments in select international markets in June 2010. In November 2013, we received an updated CE Mark expanding our ability to promote the eSVS Mesh for use with sequential grafts. A single graft that is connected from the aorta to multiple coronary arteries is referred to as a sequential graft. In August 2014, we received an updated CE Mark incorporating changes in the application of our eSVS Mesh to the SVG and to the surgical implant technique for the eSVS Mesh treated graft that were approved by the FDA in March 2014 for use in our eMESH I clinical feasibility trial.

We sell our eSVS Mesh to distributors who, in turn, sell to hospitals and clinics primarily in the European Union. Our eSVS Mesh is a novel product and we are not aware of the establishment of any specific or supplemental reimbursements for it. To date, sales of our eSVS Mesh have been limited and we do not expect sales to improve in the near future until additional clinical data is available. We believe that sales of our eSVS Mesh have been, and will continue to be, adversely impacted by the limited amount of clinical data on the performance of the eSVS Mesh, limited reimbursements available to hospitals and the effects of economic difficulties in certain European countries. We estimate that more than 550 commercial implants have been performed in Europe and the Middle East since commercialization of the eSVS Mesh device began in June 2010. Over this period, there have been no reportable adverse events related to the eSVS Mesh device. In January 2015, we reorganized our operations by eliminating staff positions, instituting salary reductions and reducing our non-clinical related operating expenses, in order to conserve our capital while we pursue the completion of the eMESH I clinical feasibility trial. As a result, we are not focusing our efforts on sales of the eSVS Mesh, at least in the short term.

We are currently conducting a feasibility trial for the FDA. This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG surgery and is titled the “eMESH I” clinical feasibility trial. Enrollments in eMESH I feasibility trial commenced internationally in late August 2012 at the Bern University Hospital in Switzerland and in the United States in February 2013 at the Northeast Georgia Medical Center in Gainesville, Georgia. The primary safety endpoint is the 30-day rate of MACE, defined as the rate of the composite of total mortality, myocardial infarction (heart attack), and/or coronary target vessel revascularization (either percutaneous coronary intervention or CABG) within 30 days of the procedure. The eSVS Mesh performance will be evaluated based upon the angiographic patency rate of the enrolled grafts, where patency is defined as less than 50% stenosis, or blockage, of the SVG at six months after surgery.

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

In March 2014, the FDA approved a combination of changes in the application of the eSVS Mesh to the SVG and to the surgical implant technique for the eSVS Mesh treated graft. These changes were based upon our consultations with medical advisors and several of the cardiac surgeons participating in the eMESH I clinical feasibility trial and our initial review of early results from the eMESH I trial. The changes are intended to reduce the variables in the study and the risk of early graft occlusion. We also believe these changes will simplify the process of applying and implanting the eSVS Mesh thereby reducing procedural costs. No assurance can be provided, however, that these changes will reduce the variables in the study and the risk of early graft occlusion or that the feasibility trial for the FDA will be successful.   Due to our concern that the results of our feasibility trial prior to the change in the implant technique would not be adequate to allow us to obtain an IDE to perform a pivotal study and based upon our discussions with the FDA, we believe that the success of the feasibility trial is completely dependent upon the results from patients implanted with the eSVS Mesh using the new implant technique. Since enrollment using the new implant technique did not commence in earnest until October 2014, we do not expect to receive a meaningful number of follow-up angiographic results from the new implant technique patients until May or June 2015.

Enrollment in the eMESH I clinical feasibility trial has reached our targeted goal of 45 to 50 patients treated with the new surgical technique. As of March 5, 2015, 105 patients have been enrolled in the feasibility trial, including 49 patients enrolled with the new technique. Based upon the progress in our enrollments, in December 2014, we terminated our clinical trial agreements with two U.S. sites that had not enrolled any patients. This reduced the U.S. study sites from seven to five. No assurance can be provided that our eMESH I clinical feasibility trial will be successful, that the FDA will approve an IDE for a pivotal study or that once these studies are concluded, we will receive U.S. marketing approval for the eSVS Mesh. If these events do not occur, we may be forced to cease operations since we do not have any other products in development. In addition, we need additional financing to continue our operations, and in particular, to complete our eMESH I clinical feasibility trial. If we do not receive such additional financing, we may be forced to cease operations.

On January 5, 2015, we announced that we streamlined and scaled back our operations to focus our efforts and resources on regulatory and clinical activities which further the clinical development of the eSVS Mesh. As part of this reorganization, we reduced our personnel from thirteen to eight employees. These reductions included our two sales directors, two administrative positions and one operations position. In addition, our officers agreed to accept temporary salary reductions. We believe that these actions will reduce our monthly cash operating expenses, excluding costs related to our eMESH I clinical feasibility trial, to approximately $200,000. With our operating expense reductions, we expect that our available cash equivalents and short-term investments of $3.6 million as of December 31, 2014, will be sufficient to fund our operations through December 2015.

We also recently announced that we have begun to receive follow-up angiograms on certain patients that participated in our original international human clinical trial, the “CE Mark” trial. The eligible patients are those whose eSVS Mesh treated saphenous vein grafts were open, or patent, at the conclusion of the CE Mark trial. Enrollments in this original trial occurred between August 2008 and July 2009. Follow-up angiograms from these patients will provide an opportunity to evaluate the performance of the eSVS Mesh treated grafts five to six years after bypass surgery. We anticipate that these follow-up angiograms will provide a meaningful indication of the potential long-term performance of the eSVS Mesh.

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

●

Commercialize Our eSVS Mesh in Select European and other International Markets. In the near term, we are focused on and committed to spending substantially all of our resources on completing our current eMESH I clinical feasibility trial, and if that trial is successful, using the data from that study as the basis for the filing of a request for an IDE to perform a larger pivotal study. Longer term, however, assuming we have adequate cash resources, we intend to re-initiate our strategy to commercialize our eSVS Mesh in select European and other international markets. We received the initial CE Mark approval for our eSVS Mesh in May 2010. The CE Mark allows us to sell our eSVS Mesh for use in CABG procedures in the countries within the European Union, the European Economic Area, and the European Free Trade Association. In August 2014, we received an updated CE Mark incorporating changes in the application of our eSVS Mesh to the SVG and to the surgical implant technique for the eSVS Mesh treated graft that were approved by the FDA in March 2014 for use in our eMESH I clinical feasibility trial.

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

Clinical Development of Our eSVS Mesh

Feasibility Trial for the FDA

We are currently conducting a feasibility trial for the FDA. This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG surgery and is titled the eMESH I clinical feasibility trial. The objective of this trial is to demonstrate the initial safety and performance of the eSVS Mesh for use as an external saphenous vein graft support device during CABG surgery and to support a future pivotal trial. The protocol for this trial was reviewed by the FDA and incorporates specific guidance provided by the FDA. As part of this trial, each patient in the United States is required to have two qualifying SVGs to be enrolled in the trial. Additional SVGs are allowed but will not be included in the trial evaluation. Each patient will serve as his or her own control, meaning that each trial subject will be implanted with one SVG treated with our eSVS Mesh and one untreated SVG. The two SVGs must be pre-specified during the procedure and the graft treated with our eSVS Mesh will be randomized to either the right coronary artery or the left circumflex artery system. Due to difficulties experienced by our European sites in finding patients with two qualifying grafts and based upon further discussions with the FDA, we implemented a modification to the study protocol for Europe in August 2013 which allowed our European study sites to enroll patients with only one qualifying graft. The intent of this modification was to increase European enrollments in the trial.

In November 2012, the FDA approved our investigational device exemption to begin enrolling patients in the eMESH I clinical feasibility trial in the United States. In this initial approval, the FDA allowed us to enroll 15 patients at up to four sites in the United States. Additional enrollments within the United States were contingent upon the FDA’s favorable review of early angiographic results data from the trial. In March 2014, the FDA granted us an expanded approval allowing us to enroll up to 27 U.S. patients (15 additional patients from the 12 enrolled as of the date of the expanded approval) and increased the allowed number of U.S. sites from four to 10.

With this expanded approval, the FDA also approved a combination of changes in the application of the eSVS Mesh to the saphenous vein graft and to the surgical implant technique for the eSVS Mesh treated graft. We refer to these changes as the new surgical technique. These changes were based upon our initial review of early results from the eMESH I trial and our consultations with medical advisors and several of the cardiac surgeons participating in the eMESH I clinical feasibility trial. The changes were intended to reduce the variables in the study and the risk of early graft occlusion. In addition, we believe these changes will simplify the process of applying and implanting the eSVS Mesh thereby reducing procedural costs.

Enrollments in the feasibility trial commenced internationally in late August 2012 at the Bern University Hospital in Switzerland and in the United States in February 2013 at the Northeast Georgia Medical Center in Gainesville, Georgia. The primary safety endpoint is the 30-day rate of MACE, defined as the rate of the composite of total mortality, myocardial infarction (heart attack), and/or coronary target vessel revascularization (percutaneous coronary intervention or CABG) within 30 days of the procedure. The eSVS Mesh performance will be evaluated based upon the angiographic patency rate of the enrolled grafts, where patency is defined as less than 50% stenosis, or blockage, of the SVG at six months after surgery. Enrollment in the eMESH I clinical feasibility trial has reached our targeted goal of 45 to 50 patients treated with the new surgical technique. As of March 5, 2015, 105 patients have been enrolled in the feasibility trial, including 49 patients treated with its new surgical technique. Based upon the progress in our enrollments, in December 2014, we terminated our clinical trial agreements with two U.S. sites that had not enrolled any patients. This reduced the U.S. study sites from seven to five. We intend to continue enrollments at the U.S. study sites in order to allow these sites to gain more experience working with the eSVS Mesh. We expect to use the data from this trial as the basis for the filing of a request for IDE to perform a pivotal trial which is required to demonstrate clinical effectiveness and to support a request for approval to sell our eSVS Mesh in the United States.

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

CE Mark and International Human Clinical Trial

We received CE Mark approval in May 2010 based upon our international human clinical trial. We began marketing and commenced shipments of our eSVS Mesh in select European markets in June 2010. In November 2013, we received an updated CE Mark expanding our ability to market the eSVS Mesh for use with sequential grafts. In August 2014, we received an updated CE Mark incorporating changes in the application of our eSVS Mesh to the SVG and to the surgical implant technique for the eSVS Mesh treated graft that were approved by the FDA in March 2014 for use in our eMESH I clinical feasibility trial.

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

The primary effectiveness endpoint of this trial was statistical non-inferiority of angiographic stenosis, or patency, of eSVS Mesh vessels as compared to control vessels at nine to 12 months post-implant. A vessel was considered to be patent, or open, if there was less than 50% stenosis. The data from the first 42 patients demonstrated statistical non-inferiority and was the basis for the granting of a CE Mark approval for the eSVS Mesh. However, when the data from the remaining 31 patients was obtained, the combined results were inconclusive regarding the effectiveness of the eSVS Mesh primarily due to the following two factors:

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

Five-Year eSVS Mesh Performance Information

We have begun to receive follow-up angiograms on certain patients that participated in our original international human clinical trial, the “CE Mark” trial. The eligible patients are those whose eSVS Mesh treated saphenous vein grafts were open, or patent, at the conclusion of the CE Mark trial. Enrollments in this original trial occurred between August 2008 and July 2009. Follow-up angiograms from these patients will provide an opportunity to evaluate the performance of the eSVS Mesh treated grafts five to six years after bypass surgery. We anticipate that these follow-up angiograms will provide a meaningful indication of the potential long-term performance of the eSVS Mesh.

In order to accomplish this follow-up study, we are working with the investigators/surgeons at the original hospitals, who are required to obtain approval from the ethics committee of each hospital in order to approach the patients and request their participation in this follow-up study. Three of the original hospitals have received this approval and are actively contacting their original study patients. To date, we have received follow-up angiograms from three patients and are currently having these angiograms evaluated by an independent laboratory. We expect three of the seven original study sites to participate in this follow-up study and hope to receive 10 to 15 follow-up angiograms by the end of the second quarter of 2015.

Pivotal Trial

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

Until the requirements of the study are agreed to by the FDA, which includes the number of patients required, we cannot estimate the time required to complete enrollment on a pivotal study. However, prior to commercializing our eSVS Mesh in the United States, we will be required to submit a pre-market approval application to the FDA which includes the final results from a pivotal study. Approval of a pre-market approval by the FDA generally takes from one to five years, or even longer, from the time the application is filed with the FDA until an approval is obtained. We could be delayed by adverse clinical results or regulatory complications, and we may never receive marketing approval of our eSVS Mesh in the United States.

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

In 2014, we completed an animal study to evaluate whether our proposed surgical implant technique changes for use with our eSVS Mesh posed any risk to the performance of an SVG treated with our eSVS Mesh or to patient safety. We submitted this data to our Notified Body, as part of a request for an approval to promote the use of this new surgical implant technique for our eSVS Mesh. In August 2014, this request was approved and we received an updated CE Mark certificate for the new implant technique approved for use in our eMESH I clinical feasibility trial by the FDA in March 2014.

Additional eSVS Mesh Applications

We are currently focused on and committed to spending substantially all of our resources on completing our current eMESH I clinical feasibility trial. We expect that our eMESH I clinical feasibility trial will remain our primary focus for 2015. We have not devoted substantial amounts of time to the development of additional eSVS Mesh applications and we will only devote time to the further development of additional applications for the eSVS Mesh as schedules and priorities permit. Nonetheless, additional development projects based on our eSVS Mesh technology that we may in the future explore and advance include peripheral grants, synthetic grafts and arteriovenous fistula for dialysis.

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

Sales and Marketing

Europe and Other International Markets

In May 2010, we obtained the CE Mark for our eSVS Mesh, which allows us to sell our eSVS Mesh for use in CABG procedures in countries within the European Union, the European Economic Area, and the European Free Trade Association. In November 2013, we received an updated CE Mark expanding our ability to promote the eSVS Mesh for use with sequential grafts. In August 2014, we received an updated CE Mark approval for the new implant technique approved for use in our eMESH I clinical feasibility trial by the FDA in March 2014. We began marketing and commenced shipments of our eSVS Mesh in select European Union markets in June 2010. However, our sales have been limited and we believe that sales of our eSVS Mesh have been, and will continue to be, adversely impacted by the limited amount of clinical data on the performance of the eSVS Mesh, limited reimbursements available to hospitals and the effects of economic difficulties in certain European countries.

We utilize independent distributors to commercialize our eSVS Mesh in Europe. We have entered into agreements with independent distributors for Switzerland, Italy, Spain, Belgium, the Netherlands, Luxembourg, Ireland, Greece, Denmark, Sweden, Norway, Austria, France and other countries to conduct sales in these markets. We have also entered into an agreement with an independent distributor for the United Arab Emirates. These distribution agreements generally have terms of three years, restrict distributors from selling products competitive with our eSVS Mesh and grant exclusivity within a territory, which is generally limited to a single country. In addition, we may terminate the distributor’s exclusivity or the entire agreement if the distributor fails to achieve agreed upon sales targets. These distributors are supported by our U.S.-based staff with regard to product and physician training and promotional materials. We work with our distributors to drive clinical utilization of our eSVS Mesh in key centers within their respective territories. As the European cardiac surgery market is characterized by centralized, high-volume cardiac surgery centers, we believe this market can be effectively addressed through a small, highly-focused independent distributor network. As announced in January 2015, we reorganized our operations by eliminating staff positions, instituting salary reductions and reducing our non-clinical related operating expenses, in order to conserve our capital while we pursue the completion of the eMESH I clinical feasibility trial. As a result, we are not focusing our efforts on sales of the eSVS Mesh, at least in the short term.

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

In the future, we intend to resume our pursuit of additional post-market clinical studies designed to validate both the short and long-term outcomes of patients who receive our eSVS Mesh. We intend to use follow-up imaging studies to evaluate patency rates of eSVS Mesh-treated SVGs as compared with SVGs not treated with the eSVS Mesh. We envision that the results of these studies will be presented at scientific meetings and presented in peer-reviewed journals, which we believe will increase the visibility and adoption of our eSVS Mesh. We also intend to use these studies to support applications for public hospital reimbursement in those countries that require outcomes data for such reimbursement.

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

As of March 5, 2015, we have 14 issued patents covering the eSVS Mesh: seven issued in the United States, two each issued in Japan, South Africa and Canada and one European patent. The European patent has been validated and is enforceable in eight European countries. In addition, we have two patent applications pending in the United States and five patent applications pending in countries outside the United States. Our issued patents and pending patent applications include claims directed towards, among other things, the knitted, resilient and compliant structure of our eSVS Mesh, which is designed to provide structural support to prevent vessel expansion and provide the vein graft with physiological attributes similar to those of an artery, and the surgical procedures relating to the delivery system design and implant deployment method for our eSVS Mesh.

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

Competition

The development and commercialization of medical devices to treat cardiovascular disease is a highly competitive industry. Physicians and patients may select among a variety of treatments to address coronary artery disease, including pharmaceutical therapy, balloon angioplasty, stenting with bare metal or drug-eluting stents, atherectomy and CABG procedures, with the selection often depending upon the health of the patient and the severity of the coronary artery disease. If physicians or their patients choose alternative treatments to CABG surgery due to the disadvantages of CABG surgery, such as the failure rate of CABG surgery, or if additional alternative treatments for cardiovascular disease are developed, there may be a decrease in the number of CABG surgery procedures. The American College of Cardiology/American Heart Association treatment guidelines indicate that CABG is the recommended procedure to improve long-term survival in patients with coronary artery disease in their left main coronary artery or coronary artery disease in three or more coronary arteries.

Our eSVS Mesh is designed to improve the structural characteristics and long-term performance of vein grafts in CABG surgery. If our eSVS Mesh is proven to do so successfully, we believe physicians may more frequently choose to perform CABG surgery over alternative treatments. We expect that competition for our eSVS Mesh will come from other products or techniques to improve the effectiveness of vein grafts in CABG surgery and from the use of arteries as alternative conduits for CABG surgery.

We are aware of four companies that have, or are in the process of, developing support devices to be used on the outside of SVGs. Vascular Graft Solutions, or VGS, an Israeli company, is developing a product called the VEST expandable external support system which the company states, on its website, is designed to mitigate vein graft disease and improve the performance of vein grafts by preventing dilation, restraining wall tension and enhancing the diameter match of the vein graft used in CABG surgery. The Vest device received CE Mark approval in March 2013 and is commercially available in Europe. However, we are not aware of VGS publishing any clinical study results for the VEST device. Alpha Research, a Swiss company, has developed a product known as the Biocompound Graft for use in coronary and peripheral bypass operations. The product is a stainless steel braided mesh, indicated for use in coronary or peripheral bypass with patients who have irregularly shaped veins. B. Braun, a German company, has developed a product known as ProVena for use in peripheral bypass operations. The product is a woven polymer mesh, indicated for use in peripheral artery bypass operations using vein grafts.

We believe that Vascular Graft Solutions’ product is a direct competitor to our eSVS Mesh. We believe that the Alpha Research and B. Braun products are not currently direct competitors to our eSVS Mesh, and are not likely to become direct competitors in the near future, because the Biocompound Graft is intended for use only with irregularly shaped veins and the ProVena is intended for use with non-coronary procedures. However, it is possible that one or both of these companies, or other potential competitors, will seek approval to use these or similar devices for procedures with similar or identical indications for use as our eSVS Mesh.

A fourth company, Neograft Technologies, Inc., is developing a product named the Angioshield that it believes will serve as a structural, polymeric, support layer surrounding the vein that mechanically strengthens it against over-dilation from arterial pressure. We are not aware of Neograft conducting any pre-clinical or clinical studies with the Angioshield.

The key competitive factors affecting the success of our eSVS Mesh are likely to be the effectiveness, safety profile and price of our eSVS Mesh, as compared to existing methods for CABG surgery. We believe a potential disadvantage associated with our eSVS Mesh is the possibility of allergic reaction to the implant materials. According to a July 2009 article in the Journal of Invasive Cardiology, nickel allergy after implantation of a nitinol-containing device is rare. This article described the rate of nickel allergy in cardiovascular implants to be between 0.002% and 0.02%. The article also stated that the patients with nickel allergy symptoms responded to medical management at the time of the reaction, did not require device explant, and no longer require medications for the reaction. In order to safeguard against this rare occurrence, the eSVS Mesh instructions for use state that it is contraindicated for patients with a known allergy to nitinol. We believe another potential disadvantage associated with our eSVS Mesh is the possibility of damage to the saphenous vein during placement of our eSVS Mesh. If the physician does not select the proper size eSVS Mesh relative to the size of the vein graft, the SVG may be damaged while placing our eSVS Mesh over the vein graft. For example, if too small an eSVS Mesh is chosen, there could be damage to the SVG caused by stretching the vein graft while trying to place it inside our eSVS Mesh. We have provided specific directions in the eSVS Mesh instructions for use on how to properly size vein grafts and place vein grafts inside our eSVS Mesh. We provide a sizing tool with our eSVS Mesh to ensure proper vein graft sizing. The commercial success of our eSVS Mesh will depend upon the results of clinical trials of the eSVS Mesh and experience with the eSVS Mesh in the commercial marketplace.

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

Research and Development

During 2013 and 2014, we incurred $3.1 million and $2.5 million, respectively, of research and development expenses. Research and development costs include the costs to design, develop, test, seek approval for, and enhance our eSVS Mesh and production process. Expenses related to research and development consist primarily of personnel costs, including salaries, benefits and stock-based compensation, product development, pre-clinical and clinical trials, professional service fees, materials and supplies, and facilities-related costs. While our research and development expenses in prior years have been incurred primarily on product development and evaluating the feasibility of our eSVS Mesh, costs incurred in support of our current trials comprise a significant percentage of our recent research and development expenses. We expect that costs incurred in support of our current and future clinical trials will continue to represent a significant percentage of our research and development expenses.

Employees

As of March 5, 2015, we had eight employees. We are currently focused on regulatory and clinical activities which further the clinical development of the eSVS Mesh and believe that our current staffing levels are sufficient for the near foreseeable future. However, in order to expand our clinical, research and development and/or commercialization activities, we would need to expand managerial, research and development and other functions. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good.

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

The FDA classifies medical devices into one of three classes, Class I, Class II or Class III, based on the degree of risk the FDA determines to be associated with a device and the extent of control deemed necessary to ensure the device’s safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or Class II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, pre-market notification, and adherence to the FDA’s current Good Manufacturing Practice requirements, as reflected in its Quality System Regulation, or QSR. Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, and include life-sustaining, life-supporting or implantable devices, and devices not ‘‘substantially equivalent’’ to a device that is already legally marketed.

Most Class I devices and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from the FDA. Class I and Class II devices that have not been so exempted are eligible for marketing through the 510(k) clearance pathway. By contrast, devices placed in Class III generally require PMA prior to commercial marketing. To obtain 510(k) clearance for a medical device, an applicant must submit a pre-market notification to the FDA demonstrating that the device is ‘‘substantially equivalent’’ to a predicate device legally marketed in the United States. A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and (1) the same technological characteristics, or (2) has different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. A showing of substantial equivalence sometimes, but not always, requires clinical data. Generally, the 510(k) clearance process can exceed 90 days and may extend to a year or more.

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

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter, or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA letter authorizing commercial marketing of the device for certain indications. If the FDA’s evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a ‘‘not approvable’’ letter. The FDA may also determine that additional clinical trials are necessary, in which case the PMA may be delayed for several months or years while the additional trials are conducted and the data is later submitted in an amendment to the PMA application. The PMA process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. Even if a PMA application is approved, the FDA may approve the device with an indication that is narrower or more limited than originally sought. The agency can also impose restrictions on the sale, distribution, or use of the device as a condition of approval, or impose post-approval requirements such as continuing evaluation and periodic reporting on the safety, effectiveness and reliability of the device for its intended use.

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

●	FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;

●

medical device reporting regulations, which require that manufacturers report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if malfunctions were to recur;

●	complaint handling regulations designed to track, monitor and resolve complaints related to products;

●	Part 806 reporting of certain corrections, removals, enhancements and recalls of products;

●

complying with the new federal law and regulations requiring Unique Device Identifiers (UDI) on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database (GUDID);

●	in some cases, ongoing monitoring and tracking of products’ performance and periodic reporting to the FDA of such performance results; and

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

Fraud and Abuse

Our operations will be directly, or indirectly through our customers, subject to various U.S. federal and state fraud and abuse laws, including, without limitation, the FDCA, the federal Anti-Kickback Statute and the False Claims Act, as well as many similar state statutes. These laws may impact, among other things, our proposed sales, marketing and education programs. These laws are administered by, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services and state attorneys general. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and exclusion from participation in federal government healthcare programs, including Medicare, Medicaid and Veterans Administration (VA) health programs. In addition, these laws require us to screen individuals and other companies, suppliers and vendors in order to ensure that they are not “debarred” by the federal government and therefore prohibited from doing business in the healthcare industry. The association or conduct of business with a “debarred” entity could be detrimental to our operations and result in a negative impact on our business. We are also subject to the U.S. federal Physician Payments Sunshine Act and various state laws on reporting remunerative relationships with healthcare customers.

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

Third Party Coverage and Reimbursement

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

●

Germany. In advance of, or while awaiting a Diagnosis-Related Group (“DRG”) code, a company can apply for a ‘‘Neue Untersuchungs und Behandlungsmethode’’ (‘‘NUB’’). This NUB allows payment for a new device or technology during the period in which the device or technology is used prior to placement into a DRG. The German reimbursement authority reviews NUB applications annually, publishing its decisions before March of each calendar year. Our most recent application was reviewed and denied with our eSVS Mesh technology being categorized as ‘‘not meeting the requirements for NUB reimbursement.’’ While approval of the NUB would have allowed for specific German hospitals to apply for eSVS Mesh reimbursement, we believe that customers interested in purchasing the eSVS Mesh can still do so by securing internal funding from discretionary budgets within the hospital. We have received an “OPS” code which, effective January 1, 2014, allows the German health system to track usage of the eSVS Mesh during CABG procedures. The ultimate goal being a decision by the German health systems to either institute a new reimbursement for the eSVS Mesh or adjust the existing reimbursement codes for CABG surgery to cover the cost of the eSVS Mesh.

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

Executive Officers of the Registrant

The name, age and position of each of our executive officers as of March 5, 2015 are as follows:

Name	Age	Position
Manny Villafaña	74	Chairman of the Board and Chief Executive Officer
Scott Kellen	49	Chief Operating Officer, Chief Financial Officer and Secretary
Randall LaBounty	52	Vice President of Regulatory and Clinical Affairs

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

Mr. Villafaña has received numerous awards and honors, including the “Living Legend of Medicine” award from the International Society of Cardio Thoracic Surgeons, the Ellis Island Medal of Honor, the Grand Prize Recipient—Mediterranean Institute of Cardiology, the Ernst & Young LLP National Master Entrepreneur of the Year, the Boys and Girls Club of America Hall of Fame, induction into the Minnesota Business Hall of Fame and, in 2010, induction into the Minnesota Science and Technology Hall of Fame. In recognition of his many accomplishments, in May 2014 the University of Iowa bestowed on Mr. Villafaña an honorary Doctor of Science degree.

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

Randall LaBounty joined us in May 2011 as our Vice President of Regulatory and Clinical Affairs. Mr. LaBounty has over 20 years of experience in medical device research with 16 years of experience in cardiovascular medical devices. Prior to joining us, Mr. LaBounty served as Vice President of Clinical Research at Osprey Medical, Inc., a company focused on preventing contrast-induced chronic kidney diseases in patients, from 2010 to 2011 and Vice President of Clinical and Regulatory Affairs at Lumen Biomedical, Inc. from 2005 to 2010. He has also held director-level positions at Atritech, Inc., ev3 Inc. and IntraTherapeutics, Inc. Mr. LaBounty has extensive experience with Class II and Class III medical products. He has been involved in all phases of the medical device approval process including the development of clinical and regulatory strategies, clinical trial execution, obtaining FDA IDEs, PMAs and 510(k) submissions. Internationally, he has successfully brought medical devices from initial clinical trials through to CE Mark approval. Mr. LaBounty has a Master of Science degree in Biostatistics and Bachelor of Science degree in Genetics and Cell Biology from the University of Minnesota.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web sites or otherwise. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. In some cases, you can identify forward-looking statements by the following words: “believe,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” or “continue,” or the negatives of these terms or other comparable terminology, although not all forward-looking statements contain these words. The use of future dates also may indicate a forward-looking statement. The forward-looking statements in this report include, but are not limited to, statements regarding the clinical development of our eSVS Mesh, the uses for and benefits of our eSVS Mesh, outlook for our industry and our markets, the timing of, strategy and expectations for regulatory approvals, reimbursement and product introductions and commercialization, levels of and use of research and development and SG&A expenditures, commencement, design, enrollment rate and cost of preclinical and clinical trials, intellectual property protection, future competition, adequacy of our manufacturing and supply operations, stock price and volatility expectations, dividend expectations, our expectations regarding future losses, future expenses and future financing, future tax benefits, use of proceeds from our January 2014 public offering, non-cash compensation expense expectations, future sales levels, the adequacy of our capital resources to fund future expenditures, and operating and capital requirement expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from the information expressed or implied by our forward-looking statements. Forward-looking statements may be contained in the notes to our financial statements and elsewhere in this report, including under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We were founded on May 1, 2007 and to date have engaged primarily in the development of and initial clinical trials of our eSVS Mesh. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. As of December 31, 2014, we had an accumulated deficit of $41.5 million. We have incurred net losses in each year since our inception, and we expect to continue to incur operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated sufficient product sales to fund our operations and we have financed our operations and internal growth primarily through public common stock offerings completed in January 2014, December 2012 and February 2011 and private placements of equity securities and convertible promissory notes. We may not be successful in addressing the risks we will encounter, and our failure to do so would likely harm our business and our ability to continue to operate.

If the data from our current eMESH I clinical feasibility trial is not positive enough for us to proceed with our planned pivotal trial, we likely will cease operations and liquidate our company, which will likely result in our stockholders losing their entire investment in our company.

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

In March 2014, the FDA approved a combination of changes in the application of the eSVS Mesh to the SVG and to the surgical implant technique for the eSVS Mesh treated graft. These changes were based upon our consultations with medical advisors and several of the cardiac surgeons participating in the eMESH I clinical feasibility trial and our initial review of early results from the eMESH I trial. The changes are intended to reduce the variables in the study and the risk of early graft occlusion. We also believe these changes will simplify the process of applying and implanting the eSVS Mesh thereby reducing procedural costs. No assurance can be provided, however, that these changes will reduce the variables in the study and the risk of early graft occlusion or that the feasibility trial for the FDA will be successful. Due to our concern that the results of our feasibility trial prior to the change in the implant technique would not be adequate to allow us to obtain an IDE to perform a pivotal study and based upon our discussions with the FDA, we believe that the success of the feasibility trial is completely dependent upon the results from patients implanted with the eSVS Mesh using the new implant technique. Since enrollment using the new implant technique did not commence in earnest until October 2014, we do not expect to receive a meaningful number of follow-up angiographic results from the new implant technique patients until May or June 2015.

Enrollment in the eMESH I clinical feasibility trial has reached our targeted goal of 45 to 50 patients treated with the new surgical technique. As of March 5, 2015, 105 patients have been enrolled in the feasibility trial, including 49 patients enrolled with the new technique. No assurance can be provided that our eMESH I clinical feasibility trial will be successful, that the FDA will approve an IDE for a pivotal study or that once these studies are concluded, we will receive U.S. marketing approval for the eSVS Mesh. If these events do not occur, we may be forced to cease operations since we do not have any other products in development. In addition, we will need additional financing to continue our operations, and in particular, to complete our eMESH I clinical feasibility trial. If we do not receive such additional financing, we may be forced to cease operations and liquidate our company. If a decision is made to cease operations and liquidate our company our stockholders likely will lose their entire investment in our company.

Our data from our clinical trials may not be sufficient for us to proceed with our planned filing of our pre-market application for regulatory approval in the United States or application for regulatory approval in other major markets, which could delay or curtail our ability to commercialize our eSVS Mesh and could curtail our ability to remain in business.

Our time and financial resources since our inception have largely been devoted to the development of our eSVS Mesh. We are currently conducting a feasibility trial for the FDA. If the data from our eMESH I clinical feasibility trial is not adequate, we may not proceed with our planned future pivotal trial and the future filing of our pre-market application for regulatory approval in the United States or for regulatory approvals in other major markets in which the application is dependent upon us having received regulatory approval from the United States, or we may be forced to delay these filings. Even if we file an application for approval with favorable clinical data, the FDA or foreign regulatory authorities may not accept our filing, or may request additional information, including data from additional clinical trials. No assurance can be provided that our current feasibility trial or our anticipated larger pivotal trial will be successful, or that once these studies are concluded, we will ever receive U.S. marketing approval for our eSVS Mesh. We have no other products ready for clinical testing or commercialization; therefore, our ability to remain in business would be doubtful if our eSVS Mesh is not proven to be safe and effective. If our current feasibility trial or our anticipated larger pivotal trial is not successful, we may need to consider other strategic alternatives, including ceasing our operations and liquidating our company. If a decision is made to cease operations and liquidate our company, our stockholders likely will lose their entire investment.

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

No assurance can be provided that our current feasibility trial or our anticipated larger pivotal trial will be successful, or that once these studies are concluded, we will ever receive U.S. marketing approval for our eSVS Mesh. Due to our concern that the results of our feasibility trial prior to the change in the implant technique would not be adequate to allow us to obtain an IDE to perform a pivotal study and based upon our discussions with the FDA, we believe the success of the feasibility trial is entirely dependent upon the performance of our eSVS Mesh in the new technique patients. If we are unable to demonstrate with human clinical data that our eSVS Mesh is safe and improves the long-term patency of saphenous vein grafts as compared to traditional CABG surgery, we may be unable to obtain regulatory approval for, or successfully commercialize, our eSVS Mesh in the United States or in other countries which require us to first obtain FDA approval. We have no other products ready for clinical testing or commercialization; therefore, our ability to remain in business would be doubtful if our eSVS Mesh is not proven to be safe and effective. If our current feasibility trial or our anticipated larger pivotal trial is not successful, we may need to consider other strategic alternatives, including ceasing operations and liquidating our company. If a decision is made to cease operations and liquidate our company, our stockholders likely will lose their entire investment in our company.

Our sales of the eSVS Mesh to date have been limited and we expect sales to continue to be limited until additional positive clinical study data is available.

Our sales of the eSVS Mesh to date have been limited and we do not expect them to increase in the near future, especially since we have focused our efforts on clinical activities and not sales activities. Our net sales for the full year 2014 were $84,000 compared to $130,000 for the full year 2013. We believe that our sales have been adversely impacted by the limited amount of clinical data on the performance of the eSVS Mesh, limited reimbursements available to hospitals and the effects of budget difficulties in certain European countries. We do not expect our sales to be other than limited until additional positive clinical study data is available. If we do not receive additional positive clinical study data, then we may need to cease our sales activities and consider other strategic alternatives, including ceasing operations and liquidating our company.

We anticipate future losses and likely will require additional financing. Our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect to continue to incur losses for the foreseeable future and to require future additional financing in order to satisfy our capital requirements. In particular, we will need additional capital in order to continue to conduct the research and development and obtain regulatory clearances and approvals necessary to bring our eSVS Mesh to market in the United States and any future products to market and to establish effective marketing and sales capabilities for our eSVS Mesh or any future products. We believe our cash, cash equivalents and short-term investments as of December 31, 2014 will be sufficient to fund our planned operations through December 2015. However, we may require significant additional funds earlier than we currently expect in order to continue our feasibility trial for the FDA and plan for and conduct our anticipated larger pivotal trial.

We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if investors are not confident in the future value of our company, the continued trading of our common stock on the OTCQB marketplace of the OTC Markets Group and/or economic and market conditions deteriorate. If adequate funds are not available on a timely basis, we may terminate or delay the further development of our eSVS Mesh and terminate commercial sales of the eSVS Mesh. If we terminate the commercialization of our eSVS Mesh, Medtronic, Inc. may cause the core intellectual property and patent rights related to our eSVS Mesh to revert to Medtronic. If the core intellectual property and patent right related to our eSVS Mesh revert to Medtronic or if we terminate the development of our eSVS Mesh, we may be forced to explore other strategic alternatives, such as selling or merging our company or ceasing operations and liquidating our company. In such case, our stockholders could lose some or all of their investment in our company.

Our future capital requirements will depend on many factors, including, but not limited to:

●	the progress of clinical trials required to support our applications for regulatory approvals, including our human clinical trials in the United States and Europe;

●	our ability to demonstrate the safety and effectiveness of our eSVS Mesh;

●	our ability to obtain FDA approval of our eSVS Mesh and other required regulatory approvals;

●	the market acceptance and level of future sales of our eSVS Mesh;

●	the rate at which physicians adopt our eSVS Mesh for use in CABG surgery;

●	the selling price of our eSVS Mesh to distributors and the price that distributors charge hospitals;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our eSVS Mesh;

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

●	the cost of commercial operations, including selling and marketing efforts; and

●	our ability to establish and maintain effective relationships with independent distributors.

To the extent that we raise additional capital through the sale of additional equity or convertible debt securities, the ownership interests of our stockholders could be diluted, and the terms may include liquidation or other preferences that adversely affect their rights as stockholders. If we issue preferred stock, it could affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and harm our business.

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

If adequate funds are not available, we may be required to terminate, significantly modify or delay our clinical programs, reduce our planned commercialization efforts, obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently or consider other strategic alternatives, including ceasing our operations and liquidating our company.

We recently streamlined and scaled back our operations to focus our efforts and resources on regulatory and clinical activities which further the clinical development of the eSVS Mesh and to position us to limit our non-clinical operating expenses . This scale back, including in particular the termination of our sales personnel, may harm our business.

On January 5, 2015, we announced that we streamlined and scaled back our operations to focus our efforts and resources on regulatory and clinical activities which further the clinical development of the eSVS Mesh. As part of this reorganization, we reduced our personnel from thirteen to eight employees. These reductions included our two sales directors, two administrative positions and one operations position. In addition, our officers agreed to accept temporary salary reductions. We believe that these actions will reduce our monthly cash operating expenses, excluding costs related to our eMESH I clinical feasibility trial, to approximately $200,000. This scale back, including in particular the termination of our sales personnel, may harm our business, especially if we are unable to ramp up if needed in the future and unable to find a sufficient number of qualified personnel at that time. In addition, this scale back, including the temporary salary reductions, may cause us to lose personnel, which may harm our business.

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

Physicians treat coronary artery disease with methods other than CABG surgery, including pharmaceutical therapy, balloon angioplasty, stenting with bare metal or drug-eluting stents, atherectomy catheters and lasers. Several of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances may result in improvements in these alternative treatments or new therapies that produce superior treatment outcomes as compared to CABG surgery. The medical device industry is highly competitive and subject to rapid and profound technological change. Our success depends, in part, upon physicians continuing to perform a significant number of CABG procedures and our ability to achieve and maintain a competitive position in the development of technologies and products in the coronary artery bypass field. If physicians, patients or hospitals opt to use methods other than CABG procedures or use our competitors’ products, our commercial opportunity will be reduced and our potential sales will suffer.

The market acceptance of new medical technologies is uncertain, and we may be unable to obtain market acceptance of our eSVS Mesh.

Even if our clinical trials demonstrate that the use of our eSVS Mesh provides equivalent or more effective results as compared to coronary bypass operations using only the unsupported saphenous vein grafts and even if all regulatory approvals are obtained, the success of our eSVS Mesh will depend upon the acceptance by cardiovascular and cardiothoracic surgeons of our eSVS Mesh as equivalent or better than the current procedure using unsupported saphenous veins and other available treatments. We believe that physicians’ recommendations will be essential for the development and successful marketing of our eSVS Mesh, and physicians will not begin to use our eSVS Mesh unless they determine that it is a safe and effective alternative to current treatment methods. The degree of physician and market acceptance of our eSVS Mesh will depend on a number of factors, including, but not limited to:

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

If our eSVS Mesh does not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate meaningful sales and we may not become profitable. In addition, we have not yet determined pricing for our eSVS Mesh in the United States and our pricing policies could adversely impact market acceptance of our eSVS Mesh as compared to competing products and treatments. Any of the foregoing factors, or other factors, could limit or detract from market acceptance of our eSVS Mesh. If our eSVS Mesh is not accepted by the market, our business would be harmed.

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

We are aware of three companies that have developed support devices to be used on the outside of SVGs, one of which has begun sales activities and is a direct competitor to our eSVS Mesh. See “Business—Competition” for additional information.

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

The industry in which we operate has undergone, and is expected to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technical advances are made. Our competitors may develop and commercialize medical devices that are safer or more effective, have fewer side effects or are less expensive than coronary artery bypass surgery. For example, we are aware of companies that are developing various other technologies for treating cardiovascular disease which are less invasive than coronary artery bypass surgery which could render our technology obsolete. We also compete in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials. All of these factors could impair our ability to maintain our technology.

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

As part of our product development, regulatory and commercial strategy, we intend to continue to conduct clinical trials and market our eSVS Mesh internationally. There are a number of risks associated with conducting business internationally, including, but not limited to:

●	potential differences in treatment protocols and methods across the markets in which we expect to test or promote our eSVS Mesh;

●	potential differences in reimbursement levels and the requirements necessary to obtain such reimbursement;

●	general economic and political conditions in the markets in which we operate;

●	potential international conflicts, including terrorist acts;

●	potential increased costs associated with overlapping tax structures;

●	potential trade restrictions, exchange controls and legal restrictions on the repatriation of funds into the United States;

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

We are dependent upon our founder and Chairman and Chief Executive Officer and the loss of his services or our inability to attract and retain required management, financial, technical, regulatory and sales personnel may divert management’s attention and negatively impact our operations.

We are highly dependent on our senior management, including in particular Manny Villafaña, our Chairman and Chief Executive Officer. If the initial results from our current eMESH I clinical feasibility trial are positive, we anticipate that we would hire a new Chief Executive Officer and that Mr. Villafaña would transition to the role of Executive Chairman. In the event Mr. Villafaña does not agree to serve as Executive Chairman, the loss of his services could impair our ability to obtain required regulatory approvals of and commercialize our eSVS Mesh and develop new products and could harm our business. Our future success may depend on our ability to retain Mr. Villafaña, hire a new Chief Executive Officer and retain our Chief Financial Officer and other senior management and attract and retain qualified personnel in the future. Competition for senior management personnel, as well as clinical and regulatory specialists, engineers and sales personnel is intense and we may not be able to retain our personnel. The loss of a member of our senior management or our professional staff would require the remaining senior executive officers to divert immediate and substantial attention to seeking a replacement. Each of our senior officers may terminate his employment at any time without notice and without cause or good reason. Because of our current regulatory position and financial position, including in particular the recent temporary decreases in base salaries to which our executive officers agreed, it is possible that one or more of our executive officers may choose to terminate their employment with us and secure alternative employment that may be more stable. We do not carry key person life insurance on any of our employees. If we lose the services of any key personnel, our business, financial condition and results of operations may suffer.

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

If our clinical trials our successful and we are successful in obtaining additional regulatory approvals for our eSVS Mesh and selling our eSVS Mesh, we would need to expand our sales support and marketing staff, and administrative and financial resources to meet anticipated growth in demand for our eSVS Mesh. We may face difficulties in recruiting, training, managing and retaining an adequate number of qualified personnel to support this growth. Expansion in personnel may mean that less experienced people could be providing clinical and sales and marketing support for our eSVS Mesh, and managing our administrative and financial functions, which could result in unanticipated costs and disruptions to our operations. If we cannot scale and manage our business appropriately, our anticipated growth may be impaired and our operating results will suffer.

Our status as a public company causes us to incur significant costs, places demands on our management and diverts management’s attention from our core business.

The obligations of being a U.S. public reporting company, including substantial public reporting, auditing and corporate governance obligations, require significant expenditures, place demands on our management and divert management’s time and attention away from our core business. These obligations may require us to hire additional personnel in order to ensure compliance with the regulatory requirements of the Securities and Exchange Commission. We are required to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us as a public company. If we fail to staff our accounting and finance function adequately or maintain internal controls adequate to meet the demands that are placed upon us as a public company, we may be unable to report our financial results accurately or in a timely manner and our business and stock price may suffer. The costs of being a public company, as well as diversion of management’s time and attention, may harm our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

Our competitive position is contingent upon the protection of our intellectual property.

As of January 1, 2015, we had 14 issued patents covering the eSVS Mesh, including seven issued in the United States, two each issued in Canada, Japan and South Africa, and one issued European patent. The European patent has been validated and is enforceable in eight European countries. In addition, we have two patent applications pending in the United States and five patent applications pending in countries outside the United States covering various aspects of our eSVS Mesh.

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

Risks Related to Regulatory Approval and Other Governmental Regulations

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

Our eSVS Mesh and operations are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes regulation of, among other things:

●	design, development and manufacturing;

●	testing, labeling, packaging, content and language of instructions for use, and storage;

●	clinical trials;

●	product safety;

●	premarket clearance and approval;

●	marketing, sales and distribution (including making product claims);

●	advertising and promotion;

●	product modifications;

●	recordkeeping procedures;

●	reports of corrections, removals, enhancements, recalls and field corrective actions;

●	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

●

complying with the new federal law and regulations requiring Unique Device Identifiers (UDI) on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database (GUDID); and

●	product import and export.

Before a new medical device, or a new use of, or claim for, an existing product can be marketed in the United States, it must first receive either premarket clearance under Section 510(k) of the U.S. Federal Food, Drug and Cosmetic Act, a de novo approval or a pre-market approval, or PMA, from the FDA, unless an exemption applies. Our coronary eSVS Mesh has been designated a Class III product by the FDA and will be required to go through the PMA process. Other indications of our eSVS Mesh, including peripheral and arteriovenous fistula applications, have not been classified at this time.

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

The FDA may not approve future investigational device exemption applications for our eSVS Mesh, which would prevent us from conducting our clinical trials in the United States, and even if the FDA does grant such approval, our clinical trials may be more costly and burdensome than we currently anticipate, which would limit or delay our ability to complete clinical trials and ultimately market our eSVS Mesh in the United States.

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

If the FDA does not approve our IDE application, we would be unable to conduct a pivotal trial of our eSVS Mesh in the United States. If we are unable to conduct a pivotal trial in the United States, we would not be able to submit a PMA application and we would be unable to market our eSVS Mesh in the United States, which would have an adverse effect on our business. We have no other products ready for clinical testing or commercialization; therefore, our ability to remain in business would be doubtful if our eSVS Mesh is not proven to be safe and effective and we are unable to obtain regulatory approval and market it in the United States. If our current feasibility trial or our anticipated larger pivotal trial is not successful, we may need to consider other strategic alternatives, including ceasing our operations and liquidating our company. If a decision is made to cease operations and liquidate our company, our stockholders likely will lose their entire investment.

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

In order to market our products in the Member States of the European Economic Area, or EEA, our devices are required to comply with the essential requirements of the EU Medical Devices Directives (Council Directive 93/42/EEC of 14 June 1993 concerning medical devices, as amended. Compliance with these requirements entitles us to affix the CE conformity mark to our medical devices, without which they cannot be commercialized in the EEA. In order to demonstrate compliance with the essential requirements and obtain the right to affix the CE conformity mark we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the Medical Devices Directives, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization accredited by a Member State of the EEA to conduct conformity assessments. The Notified Body would typically audit and examine the quality system for the manufacture, design and final inspection of our devices before issuing a certification demonstrating compliance with the essential requirements. Based on this certification we can draw up an EC Declaration of Conformity, which allows us to affix the CE mark to our products. We received authorization to apply the CE Mark to our eSVS Mesh in May 2010 and in November 2013, we received an updated CE Mark expanding our ability to promote the eSVS Mesh for use with sequential grafts. We received an updated CE Mark approval in August 2014 for the new implant technique approved by the FDA in March 2014.

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

If our eSVS Mesh is defective or otherwise poses safety risks, governmental authorities could require a recall, or we may initiate a recall of our products voluntarily.

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

Our ongoing research and development and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. We are currently conducting clinical studies, including our feasibility trial in Europe and the United States, of our eSVS Mesh to gather additional information about our product’s safety, efficacy or optimal use. In the future we may conduct additional clinical trials to support approval of new products. Clinical studies must be conducted in compliance with FDA regulations or the FDA may take enforcement action. The data collected from these clinical trials may ultimately be used to support market approval for these products. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical testing and early clinical trials does not always ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and studies. The clinical trial process may fail to demonstrate that our products are safe and effective for the proposed indicated uses, which could cause us to abandon a product and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our products and generate sales. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product’s profile.

We are and will continue to be highly dependent on third-party institutions to conduct our clinical testing, and the results of such testing may delay or prevent regulatory approval of our eSVS Mesh.

We rely on clinical investigators and clinical trial sites to enroll patients in our clinical trials and other third parties to manage our trials and to perform related data collection and analysis. However, we are not able to control the amount and timing of resources that clinical trial sites devote to our clinical trials. If these clinical investigators and clinical trial sites fail to enroll a sufficient number of patients in our clinical trials or fail to ensure compliance by patients with clinical protocols, we will be unable to complete our planned trials, which could prevent us from obtaining regulatory approvals for our eSVS Mesh. Enrollment in our current eMESH I clinical feasibility trial has been slow and disappointing. Our agreements with clinical investigators and clinical trial sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our planned trials could be delayed or terminated. If these clinical investigators, clinical trial sites, or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, the FDA’s good clinical practice regulations or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, our eSVS Mesh. In addition, the data obtained from human clinical testing is subject to varying interpretations that could delay, limit or prevent regulatory approval, and delays or rejection may be encountered based upon changes in FDA policy for device approval during the period of development.

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

We are subject to a variety of state and local regulations relating to the use, handling, storage, disposal and human exposure to hazardous and toxic materials. We currently generate small quantities of waste alcohol and acids, classifying us as a Very Small Quantity Generator with the Minnesota Pollution Control Agency, which requires us to comply with county and state registration requirements. We expect that compliance costs will be less than $5,000 for 2015. However, environmental laws could become more stringent over time, and we may increase the use of hazardous materials in our operations in the future, which could impose greater compliance costs on us and increase the risks and penalties associated with violations, any of which could harm our business. Compliance with future environmental and safety laws and regulations could restrict our ability to expand our facilities, impair our research, development or production efforts, or require us to incur other significant expenses. We could incur costs, fines and civil and criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, accident, equipment failure or other causes.

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

Risks Associated With Our Common Stock

Our common stock was delisted from The NASDAQ Capital Market, now trades on the OTCQB and is considered a “penny stock,” which may result in difficulty for our stockholders to buy or sell shares of our common stock.

As a result of the delisting of our common stock from The NASDAQ Capital Market, our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). The penny stock rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, our stockholders and investors will find it more difficult to buy or sell our securities.

We may experience volatility in our stock price, which may adversely affect the trading price of our common stock.

The market price of our common stock ranged from a low of $0.12 to a high of $0.99 per share during 2014, and it may continue to experience significant volatility from time to time. In addition to the risk factors discussed elsewhere in this report, the following factors, many of which are outside of our control, could cause the market price of our common stock to decrease significantly in the future:

●	inconclusive or failed clinical trial outcomes of our eSVS Mesh;

●	a decision to cease operations and liquidate our company;

●	failure to achieve required governmental approvals to market and sell our eSVS Mesh;

●	failure to achieve market acceptance for and significant sales of our eSVS Mesh;

●	inability to manufacture our eSVS Mesh in adequate quantities or to commercial standards;

●	loss or departure of key personnel;

●	inability to hire, train and retain necessary and qualified personnel;

●	variations in our quarterly operating results or those of companies that are perceived to be similar to us;

●	announcements by our competitors of significant technological developments;

●	changes in governmental regulations and standards;

●	litigation related to patent infringement and product liability claims;

●	changes to financial estimates by equity research analysts;

●	sales of common stock or other securities by us in the future;

●	decreases in market valuations of similar companies; and

●	fluctuations in stock market prices and volumes.

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

As of March 5, 2015, we had outstanding stock options to purchase 2,237,501 shares of our common stock at a weighted-average exercise price of $1.83 per share and outstanding warrants to purchase 940,625 shares of common stock at a weighted-average exercise price of $1.85 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of these options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through an offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of our existing stockholders.

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

As of March 5, 2015, our directors and executive officers and their affiliated entities beneficially own 17.9% of our outstanding common stock. In addition, Kips Bay Investments, LLC beneficially owns 20.6% of our outstanding common stock. Manny Villafaña, our Chairman and Chief Executive Officer, beneficially owns 15.9% of our outstanding common stock. Our directors, executive officers, significant stockholders and affiliated entities, if acting together, will able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from other stockholders, and they may vote in a way with which other stockholders disagree and that may be adverse to the interests of other stockholders. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

A large percentage of our outstanding common stock is held by insiders, and, as a result, the trading market for our common stock is not as liquid as the stock of other public companies.

As of March 5, 2015, 38.5% of our outstanding common stock was beneficially owned by directors, executive officers, principal stockholders and their respective affiliates. The stock of companies with a substantial amount of stock held by insiders is usually not as liquid as the stock of other public companies where insider ownership is not as concentrated. Thus, the trading market for shares of our common stock may not be as liquid as the stock of other public companies.

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

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial fraud. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require annual assessment of our internal control over financial reporting.

In addition, management’s assessment of internal controls over financial reporting may identify additional weaknesses and conditions that need to be addressed or other potential matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Item 1B.     Unresolved Staff Comments

This Item 1B is inapplicable to us as a smaller reporting company.

Item 2.     Properties

We lease approximately 5,000 square feet of office, laboratory, manufacturing and warehouse space at 3405 Annapolis Lane North, Suite 200, Minneapolis, Minnesota. We also lease approximately 2,800 additional square feet of office space adjoining our current facility pursuant to a sublease agreement. The terms of both leases extend through September 30, 2017. Our corporate offices, research and development, prototype development, manufacturing, warehousing, and shipping operations are located at this facility.

Item 3.     Legal Proceedings

None.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB marketplace of the OTC Market Groups, under the symbol “KIPS.” Until September 11, 2014, our common stock was traded on the NASDAQ Capital Market.

The following table sets forth the high and low daily sale prices for our common stock, as quoted by the NASDAQ for each calendar quarter during 2014 and 2013, prior to September 11, 2014 and the OTCQB thereafter. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(Per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014 High	$0.99	$0.70	$0.65	$0.24
2014 Low	0.62	0.40	0.19	0.12
2013 High	1.45	1.74	1.06	0.90
2013 Low	0.63	0.95	0.65	0.69

Holders of Record

As of March 5, 2015, there were 60 registered holders of our common stock.

Dividends

We have never paid cash dividends on any of our securities. We currently intend to retain any earnings for use in operations and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Equity Securities

During the fourth quarter of 2014, we did not issue or sell any equity securities of ours without registration under the Securities Act of 1933, as amended, except for the issuance of stock options to purchase an aggregate of 180,000 shares at an exercise price of $0.14 per share to three non-employee directors and one advisor under the Kips Bay Medical, Inc. 2013 Equity Incentive Plan. These options vest and become exercisable on the one-year anniversary of the grant date. All such options expire on December 9, 2024. These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The offer and sale of the options were limited to these four individuals, and the agreements representing these securities bear a restrictive legend.

Purchases of Equity Securities by the Company

During the fourth quarter of 2014, we did not purchase any shares of our common stock or other equity securities of ours. Our Board of Directors has not authorized any repurchase plan or program for the purchase of shares of our common stock or other securities in the open market or otherwise.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statements of Operations Data:
Net sales	$84	$130	$226	$252	$223
Cost of sales	(44)	(63)	(98)	(91)	(77)
Gross profit	40	67	128	161	146
Operating expenses:
Research and development	2,503	3,075	2,483	1,675	2,521
Selling, general and administrative	3,150	3,068	3,167	2,755	1,326
Milestone expense	—	—	—	—	5,000
Operating loss	(5,613)	(6,076)	(5,522)	(4,269)	(8,701)
Interest income	6	16	15	19	12
Interest expense	—	—	—	—	(1)
Realized gain on sale of short-term investments	—	—	—	—	46
Change in fair value of investor stock purchase option	—	—	—	—	(2,290)
Net loss before income taxes	(5,607)	(6,060)	(5,507)	(4,250)	(10,934)
Provision for income tax benefit	—	—	—	—	42
Net loss	$(5,607)	$(6,060)	$(5,507)	$(4,250)	$(10,892)
Basic and diluted net loss per share	$(0.17)	$(0.23)	$(0.34)	$(0.27)	$(0.81)
Weighted average common shares outstanding—basic and diluted	32,534,586	26,916,060	16,402,363	15,557,969	13,431,661

(In thousands, except share and per share amounts)

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$3,595	$5,000	$10,350	$9,168	$3,784
Working capital	3,952	5,454	10,611	9,940	(18)
Total assets	4,738	6,309	11,856	10,667	6,172
Total stockholders’ equity	4,305	5,854	11,068	10,407	448

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

Business Overview

We are a medical device company focused on developing, manufacturing and commercializing our external saphenous vein support technology, the eSVS® Mesh, for use in coronary artery bypass, or CABG, surgery. Our eSVS Mesh is designed to be fitted like a sleeve on the outside of saphenous vein grafts (referred to as an SVG or vein graft) to strengthen SVGs used in CABG surgery. By strengthening the SVG and preventing the damaging expansion of the vein graft, we hope to reduce or prevent the resulting injury which can lead to SVG failure and potentially costly and complicated re-interventions for patients undergoing CABG surgery. In the near term, we are focused on and committed to spending substantially all of our resources on completing our current eMESH I clinical feasibility trial, and if that trial is successful, using the data from that study as the basis for the filing of a request for an investigational device exemption to perform a larger pivotal study. The pivotal study is required to demonstrate clinical effectiveness and support a premarket approval application filing with the U.S. Food and Drug Administration, or FDA, seeking approval to sell the eSVS Mesh in the United States. No assurance can be provided that the results from the feasibility trial will be sufficient to support a larger pivotal study.

We received authorization to apply the CE Mark to our eSVS Mesh in May 2010 and we began marketing and commenced shipments in select international markets in June 2010. In November 2013, we received an updated CE Mark expanding our ability to promote the eSVS Mesh for use with sequential grafts. In August 2014, we received an updated CE Mark incorporating changes in the application of our eSVS Mesh to the SVG and to the surgical implant technique for the eSVS Mesh treated graft that were approved by the FDA in March 2014 for use in our eMESH I clinical feasibility trial.

We sell our eSVS Mesh to distributors who, in turn, sell to hospitals and clinics primarily in the European Union. Our eSVS Mesh is a novel product and we are not aware of the establishment of any specific or supplemental reimbursements for it. To date, sales of our eSVS Mesh have been limited and we do not expect sales to improve in the near future until additional clinical data is available. We believe that sales of our eSVS Mesh have been, and will continue to be, adversely impacted by the limited amount of clinical data on the performance of the eSVS Mesh, limited reimbursements available to hospitals and the effects of economic difficulties in certain European countries. In November 2014, we reduced the price we charge our distributors from $1,200 to $700 per device. As announced in January 2015, we reorganized our operations by eliminating staff positions, instituting salary reductions and reducing our non-clinical related operating expenses, in order to conserve our capital while we pursue the completion of the eMESH I clinical feasibility trial. As a result, we are not focusing our efforts on sales of the eSVS Mesh, at least in the short term.

We are currently conducting a feasibility trial for the FDA. This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG surgery and is titled the “eMESH I” clinical feasibility trial. Enrollments in eMESH I feasibility trial commenced internationally in late August 2012 at the Bern University Hospital in Switzerland and in the United States in February 2013 at the Northeast Georgia Medical Center in Gainesville, Georgia. The objective of this study is to demonstrate to the FDA the initial safety and performance of the eSVS Mesh for use as an external saphenous vein graft support device during CABG surgery. If the feasibility trial is successful, we intend to use the data from this study as the basis for the filing of a request for an IDE to perform a larger pivotal study. The pivotal study is required to demonstrate clinical effectiveness and support a premarket approval application filing with the FDA seeking approval to sell the eSVS Mesh in the United States. Patients in the eMESH I clinical feasibility trial will be followed through hospital discharge, with additional follow-up visits at 30 days, three months, six months, one year and yearly thereafter through five years. However, only the results through the six-month follow-up visit will be submitted to the FDA as part of an application for an IDE to conduct a pivotal trial in the United States.

In March 2014, the FDA approved a combination of changes in the application of the eSVS Mesh to the SVG and to the surgical implant technique for the eSVS Mesh treated graft. These changes were based upon our consultations with medical advisors and several of the cardiac surgeons participating in the eMESH I clinical feasibility trial and our initial review of early results from the eMESH I trial. The changes are intended to reduce the variables in the study and the risk of early graft occlusion. We also believe these changes will simplify the process of applying and implanting the eSVS Mesh thereby reducing procedural costs. No assurance can be provided, however, that these changes will reduce the variables in the study and the risk of early graft occlusion or that the feasibility trial for the FDA will be successful.   Due to our concern that the results of our feasibility trial prior to the change in the implant technique would not be adequate to allow us to obtain an IDE to perform a pivotal study and based upon our discussions with the FDA, we believe that the success of the feasibility trial is completely dependent upon the results from patients implanted with the eSVS Mesh using the new implant technique. Since enrollment using the new implant technique did not commence in earnest until October 2014, we do not expect to receive a meaningful number of follow-up angiographic results from the new implant technique patients until May or June 2015.

Enrollment in the eMESH I clinical feasibility trial has reached our targeted goal of 45 to 50 patients treated with the new surgical technique. As of March 5, 2015, 105 patients have been enrolled in the feasibility trial, including 49 patients enrolled with the new technique. Based upon the progress in our enrollments, in December 2014, we terminated our clinical trial agreements with two U.S. sites that had not enrolled any patients. This reduced the U.S. study sites from seven to five. No assurance can be provided that our eMESH I clinical feasibility trial will be successful, that the FDA will approve an IDE for a pivotal study or that once these studies are concluded, we will receive U.S. marketing approval for the eSVS Mesh. If these events do not occur, we may be forced to cease operations since we do not have any other products in development. In addition, we need additional financing to continue our operations, and in particular, to complete our eMESH I clinical feasibility trial. If we do not receive such additional financing, we may be forced to cease operations and liquidate our company.

Financial Overview

The following are a few highlights of our 2014 financial performance:

●

Our net sales decreased to $84,000 in 2014, a decrease of 35.4% from $130,000 in 2013. This sales decrease reflects the negative impact of the limited amount of clinical data on the performance of the eSVS Mesh, limited reimbursements available to hospitals and the effects of economic difficulties in certain European countries. During the fourth quarter of 2014, we reduced the price we charge our distributors from $1,200 to $700 per device. In January 2015, we reorganized our operations which included terminating our two sales directors and reducing our non-clinical related operating expenses, in order to conserve our capital while we pursue the completion of the eMESH I clinical feasibility trial. As a result, we are not focusing our efforts on sales of the eSVS Mesh, at least in the short term, and therefore do not expect our sales to improve during the foreseeable future.

●

We incurred a net loss of $5.6 million and had negative cash flow from operating activities of $5.0 million for the year ended December 31, 2014. We expect our losses to continue, albeit at lower levels after our January 2015 reorganization in which we scaled back our operations to focus our efforts and resources on regulatory and clinical activities which further the clinical development of the eSVS Mesh.

●	Our cash, cash equivalents and short-term investments, as of December 31, 2014 totaled $3.6 million compared to $5.0 million as of December 31, 2013.

On January 5, 2015, we announced that we streamlined and scaled back our operations to focus our efforts and resources on regulatory and clinical activities which further the clinical development of the eSVS Mesh. We believe that these actions will reduce our monthly operating expenses, excluding costs related to our eMESH I clinical feasibility trial, to approximately $200,000. With our operating expense reductions, we expect that our available capital will be sufficient to fund our operations through December 2015. However, we may require significant additional funds earlier than we currently expect in order to continue our feasibility trial and plan for our anticipated larger pivotal study. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

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

While our research and development expenses in prior years have been focused on product development and evaluating the feasibility of our eSVS Mesh, costs incurred in support of our current trials comprise a large percentage of our current-year research and development expenses . We expect that costs incurred in support of our current and future clinical trials will continue to represent a significant percentage of our research and development expenses. These expenditures are subject to numerous uncertainties in timing and costs to complete. As we obtain results from clinical trials, we may elect to discontinue, delay or alter the scope of our clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product. The cost of clinical trials may vary significantly over the life of the trial as a result of differences arising during the clinical trial, including:

●	the number of sites included in the clinical trials;

●	the length of time required to enroll suitable patient subjects;

●	the number of patients that participate in the clinical trials;

●	the number of patients that complete follow-up procedures; and

●	the duration of patient follow-up.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. While our significant accounting policies are more fully described in Note 4 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

We grant options to employees and non-employees, including our directors. Option grants to employees generally vest over four years at the rate of 25% of the total shares underlying the option each year. Options granted to our non-employee directors generally vest in full on the one-year anniversary of the date of grant. Options granted to other non-employees generally vest over three years with 25% of the total shares underlying the option vesting on the date of grant and 25% of the total shares vesting in each of the next three years. All options generally have a maximum term of ten years.

Option grants to non-employees have been made in conjunction with their service as advisors to us. Certain of these advisors have also purchased shares of stock in our private placement offerings, but none beneficially own 5% or more of our outstanding common stock. The fair value of options granted to non-employees is measured at each reporting date until the option, or respective portion of the option, vests and the expense recorded by us is updated accordingly. See Note 12 to our financial statements included elsewhere in this report for additional information.

Results of Operations

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013 (in thousands)

	Year Ended December 31,		Percent
	2014	2013	Change
Net sales	$84	$130	(35.4)%
Cost of sales	(44)	(63)	(30.2)
Gross profit	40	67	(40.3)
Operating expenses:
Research and development	2,503	3,075	(18.6)
Selling, general and administrative	3,150	3,068	2.7
Total operating expenses	5,653	6,143	(8.0)
Other income:
Interest income	6	16	(62.5)

Net loss before income tax	$(5,607)	$(6,060)	(7.5)%

Research and development expenses and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options and restricted stock grants. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The equity awards granted through December 31, 2014 vest upon time-based conditions. We expect to record additional non-cash compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our statements of operations for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Research and development	$134	$152
Selling, general and administrative	281	379
Total stock-based compensation	$415	$531

Net Sales and Gross Profit

Our net sales declined to $84,000 in 2014, a decrease of 35.4%, from $130,000 in 2012. Our gross profit declined to $40,000 in 2014, a decrease of 40.3%, from $67,000 in 2013. This sales decrease reflects the negative impact of the limited amount of clinical data on the performance of the eSVS Mesh, limited reimbursements available to hospitals and the effects of economic difficulties in certain European countries. During the fourth quarter of 2014, we reduced the price we charge our distributors from $1,200 to $700 per device, which further contributed to the decline in our sales and gross profit. In January 2015, we reorganized our operations, which included terminating our two sales directors as part of our plan to conserve our capital while we pursue the completion of the eMESH I clinical feasibility trial. As a result, in the near term we are not focusing our efforts on sales of the eSVS Mesh, and therefore do not expect our sales to improve in the near foreseeable future.

Research and Development

Our research and development expenses decreased 18.6% to $2.5 million in 2014 from $3.1 million in 2013. This decrease was due to a combination of factors, which included a reduction in expense incurred for product testing requested by the FDA in November 2012 and completed in 2013; a reduction in costs we incurred in supporting post-market studies of our eSVS Mesh; reduced professional service fees required to support our eMESH I clinical trial; and reduced patient enrollment costs in our eMESH I clinical feasibility trial as current year enrollments occurred in lower cost study sites. Other factors contributing to the current year decline included reduced patent related legal fees, lower stock-based compensation costs and lower staff levels. We expect that our research and development costs will decrease during 2015 periods compared to 2014 periods due to our focus on our eMESH I clinical feasibility trial and the effects of our January 2015 reorganization.

Selling, General and Administrative

Selling, general and administrative expenses increased 2.7% to $3.2 million in 2014 from $3.1 million in 2013. This increase was driven primarily by the increased personnel and travel costs associated with the expansion of our sales team from one to two people in the third quarter of 2013 and the addition of a contracted sales representative in Germany for six months, from May to October, of 2014. This increase was partially offset by reductions in the amount of stock-based compensation expense associated with our declining stock price, administrative travel expense and product liability and directors and officers insurance premiums. We expect that our selling, general and administrative expenses will decrease during 2015 periods compared to 2014 periods due to our focus on our eMESH I clinical feasibility trial and the effects of our January 2015 reorganization.

Interest Income

Interest income decreased to $6,000 in 2014 from $16,000 in 2013. This decrease resulted primarily from a reduction in the amount of our investments during 2014.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012 (in thousands)

	Year Ended December 31,		Percent
	2013	2012	Change
Net sales	$130	$226	(42.5)%
Cost of sales	(63)	(98)	(35.7)
Gross profit	67	128	(47.7)
Operating expenses:
Research and development	3,075	2,483	23.8
Selling, general and administrative	3,068	3,167	(3.1)
Total operating expenses	6,143	5,650	8.7
Other income:
Interest income	16	15	6.7

Net loss before income tax	$(6,060)	$(5,507)	10.0%

Cost of sales, research and development expenses and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options and restricted stock grants. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The equity awards granted during the years ended December 31, 2013 and 2012 vest upon time-based conditions. The following table summarizes the stock-based compensation expense in our statements of operations for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Manufacturing	$—	$29
Research and development	152	150
Selling, general and administrative	379	409
Total stock-based compensation	$531	$588

Net Sales and Gross Profit

Our net sales declined to $130,000 in 2013, a decrease of 42.5%, from $226,000 in 2012. Our gross profit declined to $67,000 in 2013, a decrease of 47.7%, from $128,000 in 2012. This decrease in net sales reflects the negative impact of limited reimbursements and/or budgets available to hospitals, the limited amount of clinical data on the performance of our eSVS Mesh and the effects of economic difficulties in certain European countries. During the third quarter of 2013, we made changes to our sales team resulting in the departure of our former Vice President of Sales and Marketing and the addition of two director-level employees.

Research and Development

Our research and development expenses increased 23.8% to $3.1 million in 2013 from $2.5 million in 2012. This increase was due primarily to increased costs incurred in conjunction with increases in the number of study sites and patients enrolled in our eMESH I clinical feasibility trial during 2013. This increase was partially offset by reductions in product testing costs related to additional test work required by the FDA performed by us during 2012.

Selling, General and Administrative

Selling, general and administrative expenses decreased 3.1% to $3.1 million in 2013 from $3.2 million in 2012 primarily as a result of costs incurred during 2012 which did not recur in 2013. These costs during 2012 included professional service fees supporting our commercial sales activity, fees related to the filing of a registration statement for our former common stock purchase agreement with Aspire Capital Fund, LLC and costs associated with changing underwriters in our December 2012 public offering. This decrease was partially offset by increased costs related to investor relations activities and an increase in premiums for product liability and directors and officers liability insurance.

Interest Income

Interest income increased to $16,000 in 2013 from $15,000 in 2012. This increase resulted from realizing improved returns on our investable cash during 2013.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2014 and 2013 and for each of fiscal years ended December 31, 2014, 2013 and 2012, and is intended to supplement the more detailed discussion that follows (in thousands):

	December 31,
Liquidity and Capital Resources	2014	2013
Cash and cash equivalents	$3,138	$2,316
Short-term investments	457	2,684
Working capital	3,952	5,454

	Year Ended December 31,
Cash Flow Data	2014	2013	2012
Cash provided by (used in):
Operating activities	$(5,026)	$(5,537)	$(4,203)
Investment activities	2,205	(1,826)	1,818
Financing activities	3,643	276	5,577
Net increase (decrease) in cash and cash equivalents	$822	$(7,087)	$3,192

Working Capital

Our total cash resources, including short-term investments, as of December 31, 2014 totaled $3.6 million compared to $5.0 million as of December 31, 2013. As of December 31, 2014, we had $433,000 in current liabilities and $4.0 million in working capital, compared to $455,000 in current liabilities and $5.5 million in working capital as of December 31, 2013.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $5.0 million in 2014, $5.5 million in 2013 and $4.2 million in 2012. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by non-cash stock-based compensation, depreciation and the effects of changes in operating assets and liabilities.

Net Cash Provided by (Used in) Investment Activities

Net cash provided by (used in) investment activities was $2.2 million in 2014, $(1.8) million in 2013 and $1.8 million in 2012. Cash used in or provided by investment activities is primarily related to purchases and sales or maturities of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.6 million in 2014, $276,000 in 2013 and $5.6 million in 2012. Net cash provided by financing activities resulted primarily from proceeds of public offerings of our common stock.

Capital Requirements

We expect to incur substantial expenses and generate significant operating losses as we continue to execute our business strategy, and in the short-term complete our eMESH I clinical feasibility trial and plan for our anticipated pivotal trial.

Our future capital uses and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●	the progress of clinical trials required to support our applications for regulatory approvals, including our human clinical trials in the United States and Europe;

●	our ability to demonstrate the safety and effectiveness of our eSVS Mesh;

●	our ability to obtain FDA approval of our eSVS Mesh and other required regulatory approvals;

●	the market acceptance and level of future sales of our eSVS Mesh;

●	the rate at which physicians adopt our eSVS Mesh for use in CABG surgery;

●	the selling price of our eSVS Mesh to distributors and the price that distributors charge hospitals;

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the effect of competing technological and market developments;

●	the cost and delays in product development that may result from changes in regulatory oversight applicable to our eSVS Mesh;

●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

●	the cost of commercial operations, including selling and marketing efforts; and

●	our ability to establish and maintain effective relationships with independent distributors.

While our distributors continue to market our eSVS Mesh in select European and other international markets, our sales to date have been limited and negatively affected by the limited amount of clinical data on the performance of the eSVS Mesh, limited reimbursements available to hospitals and the effects of economic difficulties in certain European countries. We expect our sales to remain at limited levels until additional clinical study data is available, especially in light of our January 2015 decision to curtail our sales activities.

To date, we have used primarily equity and debt financings, and to a lesser extent, interest income, to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future.

On January 29, 2014, we completed a public offering of 6,035,000 shares of our common stock at a purchase price of $0.70 per share, resulting in net proceeds of $3.6 million, after deduction of underwriter discounts, commissions and related expenses.

On February 4, 2014, following approval by our stockholders at a special meeting of stockholders, we amended our Certificate of Incorporation by filing a Certificate of Amendment to Certificate of Incorporation to increase the number of authorized shares of common stock from 40 million to 90 million.

We believe our cash, cash equivalents and short-term investments as of December 31, 2014, after considering the effects of our January 2015 reorganization, will be sufficient to fund our planned operations through December 2015. However, we may require significant additional funds earlier than we currently expect in order to continue our feasibility trial and plan for our anticipated larger pivotal study. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

As of December 31, 2014, we did not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate.

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

If adequate funds are not available, we may be required to terminate, significantly modify or delay our clinical programs, reduce our planned commercialization efforts, or obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently or consider other strategic alternatives, including ceasing operations and liquidating our company.

Contractual Obligations, Commitments and Contingencies

Our principal commitments consist of obligations under the lease for our facility in Minneapolis, Minnesota, certain office equipment and our clinical studies.

The following table summarizes our outstanding contractual obligations as of December 31, 2014 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating lease obligations	$238	$88	$150	$—	$—
Clinical studies	237	237	—	—	—

The operating lease obligations for our corporate facilities ends on September 30, 2017.

Our eMESH I clinical feasibility trial requires patients to be followed at regular intervals during the first year after implant and then annually out to five years. We are required to pay for patient follow up visits only to the extent they occur. In the event a patient does not attend a follow-up visit, we have no financial obligation. However, the estimates included above are based upon an assumption that all patients returning for all scheduled follow-up visits.

Royalty Payments

The core intellectual property relating to our eSVS Mesh was sold to us by Medtronic pursuant to an Assignment and License Agreement dated October 9, 2007. Pursuant to the Assignment and License Agreement, Medtronic also sold to us intellectual property relating to a brushed ePTFE vascular graft, or the Brushed Graft Product. As consideration for the sale of intellectual property relating to the eSVS Mesh and the Brushed Graft Product and other rights granted by the Assignment and License Agreement, we have agreed to pay Medtronic an aggregate of up to $20.0 million upon the achievement of certain sales milestones relating to our eSVS Mesh and the Brushed Graft Product and a royalty of 4% on sales of our eSVS Mesh and any future sales of the Brushed Graft Product. This royalty will terminate upon the earlier of the expiration of all of the patents and patent applications, or when the aggregate royalties paid reach $100.0 million. In June 2011, we paid the first $5.0 million milestone payment. In addition, we have recorded royalty expense of $3,000 and $5,000 for the years ended December 31, 2014 and 2013, respectively.

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

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Attestation Report of Independent Registered Public Accounting Firm

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The table below sets forth, as of March 5, 2015, certain information concerning our directors and executive officers. No family relationships exist among any of our directors or executive officers.

Name	Age	Position
Manny Villafaña	74	Chairman and Chief Executive Officer
Scott Kellen	49	Chief Operating Officer, Chief Financial Officer and Secretary
Randall K. LaBounty	52	Vice President of Regulatory and Clinical Affairs
Robert E. Munzenrider(1)(2)(3)	70	Director
Robert J. Sheehy(1)(2)(3)	57	Director
Arch C. Smith(1)(2)(3)	60	Director

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the nominating/governance committee.

The following is a biographical summary of the experience of our directors and executive officers:

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

Randall K. LaBounty joined us in May 2011 as our Vice President of Regulatory and Clinical Affairs. Mr. LaBounty has over 20 years of experience in medical device research with 16 years of experience in cardiovascular medical devices. Prior to joining us, Mr. LaBounty served as Vice President of Clinical Research at Osprey Medical, Inc., a company focused on preventing contrast-induced chronic kidney diseases in patients, from 2010 to 2011 and Vice President of Clinical and Regulatory Affairs at Lumen Biomedical, Inc. from 2005 to 2010. He has also held director-level positions at Atritech, Inc., ev3 Inc. and IntraTherapeutics, Inc. Mr. LaBounty has extensive experience with Class II and Class III medical products. He has been involved in all phases of the medical device approval process including the development of clinical and regulatory strategies, clinical trial execution, obtaining FDA IDEs, PMAs and 510(k) submissions. Internationally, he has successfully brought medical devices from initial clinical trials through to CE Mark approval. Mr. LaBounty has a Master of Science degree in Biostatistics and Bachelor of Science degree in Genetics and Cell Biology from the University of Minnesota.

Robert E. Munzenrider joined us as a director in February 2011 and is the founder and co-founder of several e-commerce businesses. From 2000 to 2002, Mr. Munzenrider was President of Harmon AutoGlass, a subsidiary of Apogee Enterprises, Inc. In 1999, he served as Vice President and Chief Financial Officer of the Glass Services Segment of Apogee Enterprises. He also served as Executive Vice President and Chief Financial Officer of Eliance Corp., an e-commerce service provider, during part of 1999. From 1997 to 1998, Mr. Munzenrider served as Vice President and Chief Financial Officer of St. Jude Medical, Inc. Mr. Munzenrider has served on the board of directors for Viad Corp. since 2004 and MGC Diagnostics Corp. (formerly Angeion Corp.) since 2010. Mr. Munzenrider also served on the board of directors for Criticare Systems, Inc. from 2007 to 2008, the board of directors for CABG Medical, Inc. from 2004 to 2006, and the board of directors for ATS Medical, Inc. from 2003 to 2010. He is also a Trustee Emeritus on the University of Montana Foundation. We believe that Mr. Munzenrider’s extensive financial background and significant leadership experience in consumer-focused industries adds valuable expertise and insight to the Board of Directors.

Robert J. Sheehy joined us as a director in February 2011 and is an Operating Partner and member of the Strategic Advisory Board of Genstar Capital, a San Francisco based private equity firm that invests in leading middle-market companies. From 2007 to 2008, Mr. Sheehy served as Senior Vice President for UnitedHealth Group, Inc. From 2000 to 2007, Mr. Sheehy served as Chief Executive Officer of UnitedHealthcare, Inc., a division of UnitedHealth Group. From April 1998 to December 2000, Mr. Sheehy was President of UnitedHealthcare. Prior to April 1998, Mr. Sheehy served in various capacities with UnitedHealth Group. Mr. Sheehy currently serves on the board of directors for several privately held companies, including Univita Health, Inc., Evolution1, Inc., Valence Health, Netsmart Technologies Inc. and Foundation Medical Partners. Mr. Sheehy currently serves on the board of directors of West Side Community Health Services and as a member of the Board of Trustees of Breck School. We believe that Mr. Sheehy brings strategic insight and leadership and a wealth of experience in healthcare to the Board of Directors, as well as knowledge of regulations and issues facing healthcare providers and medical device companies.

Arch C. Smith joined us as a director in February 2011 and is currently a partner with Rothschild Capital Partners, focusing on investments in publicly traded medical device stocks. From April 2005 to May 2010, Mr. Smith was a Venture Partner at Sight Line Partners, a venture capital firm focused on investments in later stage private medical device companies. From 1984 to 2003, Mr. Smith worked for Piper Jaffray, a Minneapolis-based investment bank. Mr. Smith contributed in roles of increasing responsibility and most recently as a senior healthcare analyst and Managing Director for equity research, specializing in medical technology companies. Mr. Smith initially covered large capitalization stocks in the cardiovascular device arena, but later shifted the focus of his practice to small capitalization medical technology companies. Mr. Smith served on the board of directors for CABG Medical, Inc. from 2004 to 2006. During his employment with SightLine Partners, Mr. Smith served on the board of directors of Centerre Healthcare, PHT Corporation and InSound Medical. Mr. Smith serves on the board of the Minneapolis Heart Institute Foundation. We believe that, as a successful venture capitalist, Mr. Smith brings important strategic insight to the Board of Directors, as well as a wealth of experience working with the investment community.

Director Independence

The Board of Directors has affirmatively determined that Robert E. Munzenrider, Robert J. Sheehy and Arch C. Smith are “independent directors” under the Listing Rules of the NASDAQ Stock Market (although our common stock is not currently listed on NASDAQ). In making these affirmative determinations that such individuals are “independent directors,” the Board of Directors reviewed and discussed information provided by the directors and by management with regard to each director’s business and personal activities as they may relate to us and our management. The Board of Directors has determined that Manny Villafaña is not independent due to his receipt of payments from us as compensation for services provided as our Chief Executive Officer.

Board Committees

The Board of Directors has a standing Audit Committee, Compensation Committee and Governance/Nominating Committee, each of which has the composition and responsibilities described below. The Board of Directors from time to time may establish other committees to facilitate the management of our company and may change the composition and responsibilities of its existing committees. Each of the Audit Committee, Compensation Committee and Governance/Nominating Committee operates under a written charter adopted by the Board of Directors, which can be found on the Investors—Corporate Governance section of our website at www.KipsBayMedical.com.

The following table summarizes the current membership of each of the three Board committees.

Director	Audit	Compensation	Governance/ Nominating
Manny Villafaña	—	—	—
Robert E. Munzenrider	Chair	√	Chair
Robert J. Sheehy	√	Chair	√
Arch C. Smith	√	√	√

Audit Committee

The primary function of the Audit Committee is to provide oversight responsibilities by reviewing our financial reports and other financial information, our systems of internal controls regarding finance, accounting, legal compliance and ethics that management and the Board of Directors have established and our auditing, accounting and financial reporting processes generally. The principal responsibilities of the Audit Committee include, among others:

●

Reviewing our annual financial statements and any reports or other financial information or estimates submitted to any governmental body or the public, including any certification, report, opinion or review rendered by the independent auditors;

●

Reviewing with financial management and the independent auditors any periodic financial reports, press release containing financial information or other reports that contain financial information prior to its filing or press release prior to the release of earnings;

●	Appointing, approving compensation and overseeing our independent auditors;

●	Reviewing the integrity of our financial reporting processes, both internal and external;

●

Inquiring of management and external auditors about the adequacy of our disclosure and internal control procedures as a complete system, as well as the discovery of any individually material gaps and/or failures in our disclosure and internal control procedures;

●	Meeting periodically with those members of management responsible for our risk assessment and risk management to understand and evaluate our risk assessment and risk management efforts;

●

Reviewing and approving all related party transactions to which such related person or entity and our company may be a party prior to their implementation to assess whether such transactions meet applicable legal requirements;

●	Reviewing periodically our Code of Ethics and Business Conduct and management’s enforcement of the Code as it relates to our financial reporting process and internal control system; and

●	Establishing and maintaining procedures for the receipt, retention and treatment of complaints we may receive regarding accounting, internal accounting controls or auditing matters.

The Audit Committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

The members of the Audit Committee are Robert E. Munzenrider (Chairman), Robert J. Sheehy and Arch C. Smith, all of whom qualify as “independent” for purposes of membership on audit committees pursuant to the Listing Rules of the NASDAQ Stock Market and the rules and regulations of the Securities and Exchange Commission and are “financially literate” as required by the Listing Rules of the NASDAQ Stock Market. In addition, the Board of Directors has determined that Mr. Munzenrider qualifies as an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission and meets the qualifications of “financial sophistication” under the Listing Rules of the NASDAQ Stock Market. In making this determination, the Board of Directors considered Mr. Munzenrider’s extensive financial background and various financial positions he has held throughout his career, including President of Harmon AutoGlass, a subsidiary of Apogee Enterprises, Inc., Vice President and Chief Financial Officer of the Glass Services Segment of Apogee Enterprises, Executive Vice President and Chief Financial Officer of Eliance Corp. and Vice President and Chief Financial Officer of St. Jude Medical, Inc. Stockholders should understand that these designations related to the Audit Committee members’ experience and understanding with respect to certain accounting and auditing matters do not impose upon any of them any duties, obligations or liabilities that are greater than those generally imposed on a member of the Audit Committee or of the Board of Directors.

Compensation Committee

The primary function of the Compensation Committee is to be responsible for matters relating to our compensation policies and for the compensation of our executive officers and directors. The principal responsibilities of the Compensation Committee include, among others:

●	Reviewing executive officer compensation policies and plans, including incentive plans, benefits and perquisites;

●	Conducting a performance evaluation, at least annually, of the Chief Executive Officer;

●	Determining the compensation of the Chief Executive Officer and other executive officers;

●

Making recommendations to the Board of Directors regarding any new employment, change in control, severance, deferred compensation or other compensation-related agreements, and any material amendments to such agreements, for the Chief Executive Officer and other executive officers;

●	Making recommendations to the Board with respect to any new equity compensation plan;

●

Administering stock option and other equity incentive plans, employee stock purchase plans, 401(k) plans, executive and employee bonus plans, and any other similar plans we may adopt and granting awards, amending awards and reviewing and making recommendations to the Board of Directors as to amendments to the plans;

●

Reviewing and making recommendations to the Board on compensation-related proposals to be considered at our annual meeting of stockholders, including the frequency with which we should submit to stockholders an advisory vote on executive compensation, or say-on-pay; and

●	Developing, recommending, reviewing and administering compensation plans for directors, subject to the approval of the Board.

The Compensation Committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities, and prior to doing so, assesses the independence of such experts and advisors from management.

The members of the Compensation Committee are Robert J. Sheehy (Chairman), Robert E. Munzenrider and Arch C. Smith, all of whom are “independent directors” under the Listing Rules of the NASDAQ Stock Market, “non-employee directors” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and otherwise independent under the rules and regulations of the Securities and Exchange Commission.

Governance/Nominating Committee

The primary function of the Governance/Nominating Committee is to be responsible for matters relating to the governance of our company, including selection of candidates for the Board of Directors. The principal responsibilities of the Governance/Nominating Committee include, among others:

●	Reviewing and revising as appropriate, the Principles of Corporate Governance;

●	Reviewing and revising as appropriate, our codes of ethical conduct and legal compliance;

●

Recommending policies and processes designed to provide for effective and efficient governance, including but not limited to: policies for evaluation of the Board and the chairperson; the director nomination process, including board membership criteria, minimum qualifications for directors, and shareholder nomination of directors; shareholder-director communications; shareholder communication regarding shareholder proposals; director attendance at annual meetings; and succession planning for the Chief Executive Officer, the Board chairperson and other Board leaders;

●

Annually reviewing the composition of the Board of Directors against a matrix of skills and characteristics focused on the governance and business needs and requirements of our company, and reporting to the Board regarding suggested changes in Board composition;

●	Nominating and screening of Board member candidates;

●	Evaluating the performance of the Board of Directors and its members; and

●	Overseeing organization, membership and evaluation of Board committees and committee members.

The members of the Governance/Nominating Committee are Robert E. Munzenrider (Chairman), Robert J. Sheehy and Arch C. Smith, all of whom are “independent directors” under the Listing Rules of the NASDAQ Stock Market.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct (the “Code”), which is applicable to all of our directors, officers and employees. The Code covers all areas of professional conduct, including customer and supplier relationships, conflicts of interest, insider trading, confidential information, accuracy of company records, public disclosures, contact with government officials, and workplace behavior. It requires strict adherence to all laws and regulations applicable to our business. The Code requires all persons to bring any violations and suspected violations of the Code to our attention, through their supervisor, management, outside legal counsel, or by confidentially contacting the Chairman of the Audit Committee. The Code is posted to the Investors—Corporate Governance section of our website at www.KipsBayMedical.com. We intend to include on our website, within the time period required by Form 8-K, any amendment to, or waiver from, a provision of our Code that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions, and that relates to any element of the Code of Ethics definition enumerated in Item 406(b) of SEC Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, and based solely on a review of the copies of such reports furnished to us and written representations from officers and directors, all reporting persons timely filed reports of ownership and changes in ownership with the Securities and Exchange Commission.

Changes to Nomination Procedures

During the fourth quarter of year ended December 31, 2014, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 11.      Executive Compensation

Executive Compensation

Overview of Executive Compensation Program

In this section, we describe our compensation programs and policies and the material elements of compensation for the year ended December 31, 2014 for Manny Villafaña, our Chairman and Chief Executive Officer; Scott Kellen, our Chief Operating Officer, Chief Financial Officer and Secretary; and Randall K. LaBounty, our Vice President of Regulatory and Clinical Affairs. Mr. Villafaña is our principal executive officer and Mr. Kellen and Mr. LaBounty are our next two most highly paid executive officers as of the end of our most recently completed fiscal year, based on total compensation. We refer to these persons as our “named executive officers” in this report.

The Compensation Committee of the Board of Directors is responsible for matters relating to our compensation policies and for the compensation of our executive officers. See “—Item 10. Directors, Executive Officers and Corporate Governance—Board Committees—Compensation Committee” for further details on the role of the Compensation Committee in determining compensation for our named executive officers.

Our executive compensation program for 2014 consisted solely of:

●	Base salary;
●	Equity-based compensation, in the form of stock options; and
●	Matching contributions to a 401(k) retirement savings plan.

In addition, we have entered into certain employment and change in control agreements with our named executive officers, as described in more detail below.

Employment Agreements

Manny Villafaña

We entered into an employment agreement with Mr. Villafaña on July 31, 2012. This agreement replaced in its entirety a prior employment agreement with Mr. Villafaña, dated July 19, 2007, and a change in control agreement with Mr. Villafaña, dated September 12, 2008.

The employment agreement provides that Mr. Villafaña will serve as our Chairman of the Board, Chief Executive Officer and President. The employment agreement automatically terminates on July 1, 2015, if not terminated earlier. The employment agreement provides for an annual base salary of $355,000, which amount may be reviewed and changed periodically by us. During 2014, Mr. Villafaña’s base salary was $363,875. On January 5, 2015, the employment agreement was amended to temporarily reduce Mr. Villafaña’s base salary to $215,000 as part of cost-savings measures to reduce our monthly burn rate. The employment agreement also provides that Mr. Villafaña will be eligible to earn an annual performance-based bonus in accordance with our bonus policies, if and when any such policies are put in place by the Board of Directors, and provides that Mr. Villafaña is eligible to participate in our employee benefit and retirement plans generally available to our employees, in addition to reimbursement of reasonable business expenses incurred by Mr. Villafaña.

Scott Kellen and Randall K. LaBounty

We entered into employment agreements with Mr. Kellen on February 8, 2010 and with Mr. LaBounty on May 2, 2011. Mr. Kellen’s employment agreement provided for an annual base salary, which was subsequently increased to $230,625 effective June 25, 2013. Mr. LaBounty’s employment agreement provided for an annual base salary, which was subsequently increased to $237,544 effective June 25, 2013. On January 5, 2015, Mr. Kellen’s employment agreement was amended to temporarily reduce his base salary to $200,000 and Mr. LaBounty’s employment agreement was amended to temporarily reduce his base salary to $200,000 as part of cost-savings measures to reduce our monthly burn rate.

Mr. Kellen and Mr. LaBounty are at-will employees. Therefore, their employment agreements do not have defined terms, and may be terminated by the executive or by us for any reason or no reason with 10 days prior notice. Although we may, in our discretion, provide Mr. Kellen and Mr. LaBounty with severance benefits upon termination of their employment, neither of them is entitled to severance benefits. For benefits payable upon a change in control, see “—Severance Benefits and Change in Control Arrangements.”

Pursuant to non-competition and non-solicitation provisions in their employment agreements, Mr. Kellen and Mr. LaBounty have agreed not to compete with us during their employment with us and for a period of one year following termination of their employment. The employment agreements also contain provisions relating to confidential information and assignment of inventions, which require Mr. Kellen and Mr. LaBounty to refrain from disclosing any of our proprietary information and to assign to us any inventions which directly concern our eSVS Mesh or future products, research, or development, or which result from work they perform for us or using our facilities.

Base Salary

Base salaries for our named executive officers are established based on the executive’s level of responsibility and years of experience, taking into account competitive trends. Base salaries of all employees, including executive officers, are reviewed annually and may be increased for merit reasons or due to overall company performance. None of our named executive officers received increases in his base salary during 2014. On January 5, 2015, all of our named executive officers agreed to temporary decreases in their base salaries as part of cost-savings measures to reduce our monthly burn rate. In exchange for these base salary decreases, our named executive officers received stock option grants, which will vest in full on the one-year anniversary of the date of grant and remain exercisable for ten years. Mr. Villafaña received an option to purchase 75,000 shares of common stock, Mr. Kellen received an option to purchase 50,000 shares of common stock and Mr. LaBounty received an option to purchase 30,000 shares of common stock, in each case at an exercise price equal to $0.18 per share, which was the fair market value of our common stock on the date of grant.

Non-Equity Incentive Compensation

We do not have a formal non-equity incentive compensation plan and did not award any non-equity incentive compensation to any of our named executive officers in 2014. We also did not award any discretionary annual or other cash bonuses to any of our named executive officers in 2014.

Equity-Based Compensation

From time to time, we award equity-based compensation to our named executive officers. In May 2014, we granted Mr. Kellen and Mr. LaBounty options to purchase 100,000 and 75,000 shares of our common stock, respectively. These options have an exercise price of $0.51 per share, which represents the fair market value of our common stock on the date of grant, and vest in annual installments over a four-year term. These options expire on May 20, 2024. We did not grant any other equity awards to Mr. Kellen or Mr. LaBounty and we did not grant any stock options or other equity awards to Mr. Villafaña during 2014. No options were exercised by any of our named executive officers during 2014 and none of our named executive officers hold any unvested stock awards.

As described above under “—Base Salary,” each of our named executive officers received stock option grants in 2015 in consideration for temporary base salary reductions.

The stock options granted to Mr. Kellen and Mr. LaBounty in May 2014 were granted under the Kips Bay Medical, Inc. 2013 Equity Incentive Plan (“2013 Plan’), which is described in more detail below.

The Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan

The Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan (“2007 Plan”) was adopted by the Board of Directors and approved by our stockholders on July 27, 2007. As of December 31, 2014, 1,289,250 shares of our common stock were issuable upon the exercise of stock options outstanding under the 2007 Plan. No shares remain available for grant under the 2007 Plan since such plan was terminated with respect to future grants upon the effective date of the 2013 Plan.

The Kips Bay Medical, Inc. 2013 Equity Incentive Plan

The Kips Bay Medical, Inc. 2013 Equity Incentive Plan was adopted by the Board of Directors and approved by our stockholders on May 22, 2013. As of December 31, 2014, 825,000 shares of our common stock were issuable upon the exercise of stock options outstanding under the 2013 Plan and 1,675,000 shares remained available for future issuance under the 2013 Plan. Under the 2013 Plan, we may grant incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights and other performance awards to our officers, directors, employees, consultants and advisors. To date, only incentive stock options, nonqualified stock options and restricted stock awards have been granted under the 2013 Plan.

Retirement Plan and Other Benefits

We sponsor a 401(k) retirement savings plan (“401(k) Plan”). The 401(k) Plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 who have completed one month of service are automatically enrolled in the 401(k) Plan, but may elect to not participate. We contribute an amount equal to 3% of each employees’ compensation under the safe harbor provisions provided by the Internal Revenue Service rules governing 401(k) plans. Employee contributions vest immediately and employer contributions vest fully after two years of service.

We also offer health, disability and life insurance and a tax-advantaged saving plan for qualifying medical expenses to our full-time employees.

Nonqualified Deferred Compensation

We currently do not maintain any nonqualified deferred compensation plans.

Perquisites and Other Personal Benefits

We did not provide any named executive officer with perquisites or personal benefits during 2014.

Severance Benefits and Change in Control Arrangements

We have agreed to provide the severance benefits and change in control arrangements described below to our named executive officers.

Manny Villafaña

Our employment agreement with Mr. Villafaña may be terminated immediately by us for “cause” (as defined in the employment agreement), without cause upon 60 days written notice to Mr. Villafaña, upon determination by the Board of Directors to cease business, or upon the death or “disability” (as defined in the employment agreement) of Mr. Villafaña. The current or new employment agreement may be terminated by Mr. Villafaña for “good reason” (as defined in the employment agreement) upon written notice to us or without good reason upon 60 days written notice to us.

In the event that the employment agreement is terminated by us for cause, upon determination by the Board of Directors to cease business, upon Mr. Villafaña’s death or disability, by Mr. Villafaña without good reason, or on July 1, 2015, the employment agreement provides that Mr. Villafaña will be entitled to unpaid base salary and accrued benefits through the date of termination.

In the event that the current employment agreement is terminated by us without cause or by Mr. Villafaña for good reason, the employment agreement provides that Mr. Villafaña will be entitled to unpaid base salary and accrued benefits through the date of termination, the pro-rata amount of Mr. Villafaña’s annual incentive bonus at target for Mr. Villafaña’s applicable employment period during the fiscal year of termination (provided only if a bonus plan is put in place by the Board of Directors and senior management are paid a bonus at or above target for the applicable fiscal year), secretarial services for one year following termination, and severance pay of two years of base salary in the event of termination by us without cause or one year of base salary in the event of termination by Mr. Villafaña for good reason, in accordance with our normal payroll practices.

In the event of a termination by us without cause or by Mr. Villafaña for good reason within two years of a “change in control” (as defined in the employment agreement), Mr. Villafaña will be entitled to unpaid base salary and accrued benefits through the date of termination, the pro-rata amount of Mr. Villafaña’s annual incentive bonus at target for Mr. Villafaña’s applicable employment period during the fiscal year of termination (provided only if a bonus plan is put in place by the Board of Directors and senior management are paid a bonus at or above target for the applicable fiscal year), secretarial services for one year following termination, and severance pay of three years of base salary payable in a lump sum.

The severance and annual incentive bonus payments above are conditioned upon our receipt of a separation agreement and release of claims from Mr. Villafaña.

Scott Kellen and Randall K. LaBounty

Under the terms of their employment agreements, neither Mr. Kellen nor Mr. LaBounty is entitled to any severance benefits upon termination of their employment. However, we may, in our sole discretion, provide them with severance benefits.

We entered into change in control agreements with Mr. Kellen, effective February 8, 2010 and Mr. LaBounty, effective May 2, 2011, which agreements were recently amended and restated. Under the terms of these agreements, if, within 24 months of a change in control, either executive is terminated by us for a reason other than cause or resigns for good reason, he will be entitled to a prorated portion of any annual incentive bonus for the year in which the termination occurs, a severance benefit equal to two years of his base salary and immediate vesting of all unvested stock options and other equity-based awards held by the executive. Under the terms of the agreements, if Mr. Kellen or Mr. LaBounty receive any payment under the agreement that would constitute a “parachute payment” for purposes of Section 280G under the Internal Revenue Code of 1986, as amended, or any successor provision and the regulations thereunder, the officer will either, in his discretion: (a) receive only that amount of payment that is not deemed a “parachute payment” for purposes of Code Section 280G or (b) receive all of the payment and be responsible, without any responsibility to us, to pay any and all taxes on any and all portions of the payment which is deemed to be a “parachute payment” pursuant to Code Section 280G. The change in control agreements expire three years from their effective dates, but will be automatically extended by one-year increments unless either party provides written notice to the other of the intent not to extend the agreement.

Summary Compensation Table for 2014

The following table provides information regarding the compensation earned during the years ended December 31, 2014 and 2013 by our Chairman and Chief Executive Officer, our Chief Operating Officer, Chief Financial Officer and Secretary, and our Vice President of Regulatory and Clinical Affairs.

Name And Principal Position	Year	Salary(1) ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Manny Villafaña	2014	$377,870	$—	$7,800	$385,670
Chairman and Chief Executive Officer	2013	359,096	—	7,428	366,524
Scott Kellen	2014	239,497	27,365	7,185	274,047
Chief Operating Officer, Chief Financial Officer	2013	227,596	35,119	6,828	269,543
and Secretary
Randall K. LaBounty	2014	246,677	20,524	7,400	274,602
Vice President of Regulatory and Clinical Affairs	2013	234,422	17,560	7,033	259,015

(1)	Base salary amount for fiscal 2014 includes 27 pay periods compared to 26 pay periods in fiscal 2013.

(2)

On May 20, 2014, Mr. Kellen and Mr. LaBounty were granted options to purchase 100,000 and 75,000 shares of common stock, respectively, at an exercise price of $0.51 per share granted under the 2013 Plan, the material terms of which are described in more detail under the heading “Executive Compensation— Equity-Based Compensation.” These options vest and become exercisable in annual installments over a four-year period and will expire on May 20, 2024. The amounts in this column do not reflect compensation actually received by the named executive officers nor do they reflect the actual value that will be recognized by the named executive officers. Instead, the amounts reflect the grant date fair value for option grants made in 2014, as calculated in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. The grant date value per share for the options granted on May 20, 2014 was approximately $0.27 and was determined using the following specific assumptions: risk free interest rate: 1.86%; expected life: 6.25 years; expected volatility: 55.0%; and expected dividend yield: 0%.

(3)

Represents our contributions to Mr. Villafaña’s, Mr. Kellen’s and Mr. LaBounty’s 401(k) retirement savings plan accounts. We do not provide perquisites or other personal benefits to our named executive officers.

Outstanding Equity Awards at December 31, 2014

The following table sets forth certain information regarding outstanding equity awards held by our named executive officers as of our most recent fiscal year end, December 31, 2014. Each award was granted pursuant to the 2013 Plan or the 2007 Plan. No outstanding stock awards were held by any of our named executive officers as of December 31, 2014.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date
Manny Villafaña	—	—	—		$—	—

Scott Kellen	02/08/2010	50,000	0		7.00	02/08/2020
	03/07/2011	18,750	6,250	(1)	6.10	03/07/2021
	10/20/2011	42,188	14,062	(2)	2.00	10/20/2021
	01/22/2013	25,000	75,000	(3)	0.66	01/22/2023
	05/20/2014	—	100,000	(4)	0.51	05/19/2024

Randall K. LaBounty	05/02/2011	56,250	18,750	(5)	5.18	05/02/2021
	10/20/2011	28,125	14,063	(2)	2.00	10/20/2021
	01/22/2013	12,500	37,500	(3)	0.66	01/22/2013
	05/20/2014	—	75,000	(4)	0.51	05/19/2014

(1)	This option vests in four annual installments beginning on March 7, 2012.

(2)	This option vests in four annual installments beginning on October 20, 2012.

(3)	This option vests in four annual installments beginning on January 22, 2014.

(4)	This option vests in four annual installments beginning on May 20, 2015.

(5)	This option vests in four annual installments beginning on May 2, 2012.

Director Compensation

Overview of Director Compensation Program

For 2014, each of our non-employee directors was paid cash compensation in the form of annual retainers and equity-based compensation.

The following table sets forth the annual cash retainers paid to our non-employee directors during 2014:

Description	Annual Cash Retainer ($)
Board Member	$18,000
Audit Committee Chair	10,000
Audit Committee Member (including Chair)	6,000
Compensation Committee Chair	5,000
Compensation Committee Member (including Chair)	3,000
Governance/Nominating Committee Chair	—
Governance/Nominating Committee Member (including Chair)	2,000

In addition to cash compensation, the non-employee directors receive annual equity grants. On December 10, 2014, each non-employee director received a ten-year option to purchase 45,000 shares of common stock at an exercise price equal to the fair market value of our common stock on the date of grant. This option will vest and become exercisable in full on the one-year anniversary of the date of grant.

Summary Director Compensation Table for 2014

The following table provides summary information concerning the compensation of each individual who served as a director of our company during the year ended December 31, 2014, other than Manny Villafaña, who was not compensated separately for serving on the Board of Directors during 2014. Mr. Villafaña’s compensation during 2014 for serving as an executive officer is set forth under the heading “—Executive Compensation” included elsewhere in this report.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)(3)	All Other Compensation ($)(4)	Total ($)
Robert E. Munzenrider	$39,000	$—	$3,179	$—	$42,179
Robert J. Sheehy	34,000	—	3,179	—	34,179
Arch C. Smith	29,000	—	3,179	—	32,179

(1)

Each of the non-employee directors held 7,500 unvested stock awards (all of which are in the form of restricted stock) at December 31, 2014. These unvested stock awards vested on February 10, 2015 for the stock awards held by Mr. Munzenrider and February 16, 2015 for the stock awards held by each of Messrs. Sheehy and Smith.

(2)

On December 10, 2014, each non-employee director received an option to purchase 45,000 shares of common stock at an exercise price of $0.14 per share granted under the 2013 Plan. These options vest and become exercisable in full on December 10, 2015 and will expire on December 9, 2024.

The amounts in this column do not reflect compensation actually received by the directors nor do they reflect the actual value that will be recognized by the directors. Instead, the amounts reflect the grant date fair value for option grants made in 2014, as calculated in accordance FASB ASC Topic 718. The grant date value per share for the options granted on December 10, 2014 was approximately $0.07 and was determined using the following specific assumptions: risk free interest rate: 1.67%; expected life: 5.5 years; expected volatility: 55.0%; and expected dividend yield: 0%.

(3)

The table below provides information regarding the aggregate number of options to purchase shares of our common stock outstanding at December 31, 2014 and held by each of the directors listed in the Director Compensation Table.

Name	Aggregate Number of Securities Underlying Options ($)	Exercisable/ Unexercisable	Exercise Price(s) ($)	Expiration Date(s)
Robert E. Munzenrider	90,000	45,000/45,000	$0.14 - 0.76	12/11/2023 –12/9/2024
Robert J. Sheehy	90,000	45,000/45,000	0.14 - 0.76	12/11/2023 –12/9/2024
Arch C. Smith.	115,000	70,000/45,000	0.14 - 5.83	11/24/2018 –12/9/2024

(4)	We do not provide perquisites or other personal benefits to our directors.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 5, 2015 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of common stock;

●	each of our directors;

●	each of our executive officers; and

●	all of our directors and executive officers as a group.

The percentage ownership information shown in the table is based upon 33,014,079 shares of common stock outstanding as of March 5, 2015. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable upon the exercise of stock options that are either immediately exercisable or exercisable within 60 days of March 5, 2015. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentages beneficially owned. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Unless otherwise noted below, the address for each person or entity listed in the table is c/o Kips Bay Medical, Inc., 3405 Annapolis Lane North, Suite 200, Minneapolis, Minnesota 55447.

	Beneficial Ownership
	Shares		Options(1)	Percent Of Class
5% stockholders
Kips Bay Investments, LLC(2) 8500 Normandale Lake Boulevard, Suite 600 Bloomington, MN 55437	6,886,061	(3)	—	20.6%
Directors and executive officers
Manny Villafaña	5,318,947		—	15.9%
Robert E. Munzenrider	60,000		45,000	*
Robert J. Sheehy	76,667		45,000	*
Arch C. Smith	64,200		70,000	*
Scott Kellen	20,000		167,188	*
Randall K. LaBounty	—		142,188	*
All directors and executive officers as a group (6 persons)	5,539,814		469,376	17.9%

*	Less than 1%.

(1)	Represents options currently exercisable or exercisable within 60 days of March 5, 2015.

(2)

Information based on a Form 4 filed by the reporting person on September 8, 2014 and a Schedule 13D/A filed by the reporting person with the Securities and Exchange Commission on June 29, 2012. According to information provided to us by Kips Bay Investments, LLC, Kips Bay Investments, LLC is a family limited liability company for Nasser J. Kazeminy’s family. Michael G. Eleftheriou, the President of Kips Bay Investments, LLC, has sole authority with respect to the voting and disposition of shares held by Kips Bay Investments, LLC.

(3)	Includes 97,005 shares held by the principal equity holder of Kips Bay Investments, LLC. Kips Bay Investments, LLC disclaims beneficial ownership of such shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information concerning the Kips Bay Medical, Inc. 2013 Equity Incentive Plan that was adopted by our Board of Directors in March 2013 and approved by our stockholders at our annual meeting of stockholders held in May 2013, and the Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan, which was adopted by our Board of Directors and approved by stockholders in July 2007, as of December 31, 2014, and certain additional equity issuances not approved by our stockholders.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,114,250	(1)	$1.98	1,675,000	(2)
Equity compensation plans not approved by security holders
Independent contractor warrant	75,000	(3)	$1.00	n/a
Agent warrants from January 2014 public offering	262,500	(4)	$0.875	n/a
Agent warrants from December 2012 public offering	500,000	(5)	$0.8125	n/a
Agent warrants from February 2011 initial public offering	103,125	(6)	$10.00	n/a
Total	3,054,875		$1.94	1,675,000

(1)

Amount includes 825,000 shares and 1,289,250 shares of our common stock issuable upon the exercise of stock options outstanding under the Kips Bay Medical, Inc. 2013 Equity Incentive Plan and the Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan, respectively.

(2)

Amount includes 1,675,000 shares remaining available for future issuance under Kips Bay Medical, Inc. 2013 Equity Incentive Plan. No shares remain available for grant under the Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan since such plan was terminated with respect to future grants upon the effective date of the Kips Bay Medical, Inc. 2013 Equity Incentive Plan.

(3)	Represents warrants to purchase 75,000 shares of our common stock granted to a professional services firm in exchange for services.

(4)	Represents warrants to purchase an aggregate of 262,500 shares of our common stock granted to the underwriter and its designees in connection with our January 2014 public offering.

(5)	Represents warrants to purchase an aggregate of 500,000 shares of our common stock granted to the underwriter and its designees in connection with our December 2012 public offering.

(6)	Represents warrants to purchase an aggregate of 103,125 shares of our common stock granted to the underwriter and its designees in connection with our February 2011 initial public offering.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following is a summary of transactions that have occurred since the beginning of 2013, or any currently proposed transactions, to which we were or are a participant and in which:

●	the amounts involved exceeded or will exceed $55,200, which is approximately 1% of the average of our total assets at December 31, 2014 and 2013; and

●

a related person (including any director, executive officer, holder of more than 5% of the outstanding shares of common stock or any member of their immediate family) had or will have a direct or indirect material interest, other than compensation arrangements that are described under “—Item 11. Executive Compensation” of this report.

We are a party to an investment agreement dated July 19, 2007 with Manny Villafaña and Kips Bay Investments, LLC. Under the investment agreement, we have granted Kips Bay Investments, LLC certain “piggyback” registration rights. In addition, under the investment agreement, we must obtain the consent of Kips Bay Investments, LLC prior to issuing any capital stock with rights, preferences or limitations equal or superior to our common stock owned by Kips Bay Investments, LLC or debt securities convertible into capital stock with rights, preferences or limitations equal or superior to our common stock owned by Kips Bay Investments, LLC. In January 2014, we agreed upon certain exceptions for certain future issuances of equity securities to our employees, officers, directors, advisors and consultants. In addition, under the investment agreement, we are obligated to give Kips Bay Investments notice within 10 days after we receive any acquisition proposal that we intend to pursue, and to negotiate exclusively with Kips Bay Investments for terms under which it might acquire us for a period of 20 days after we provide notice. If we do not reach agreement with Kips Bay Investments, we have a period of 180 days to reach agreement with the third party from whom the acquisition proposal was received on terms that are more favorable to us than were proposed by Kips Bay Investments. This right of first offer terminates if we complete an underwritten public offering that generates net proceeds to us of at least $20 million, if we are acquired, or if Kips Bay Investments, LLC no longer holds at least 10% of our voting stock.

We are also a party to a confidentiality agreement dated February 26, 2013 with Nasser Kazeminy, who controls Kips Bay Investments, LLC, Nader Kazeminy and Rhonda Donahoe pursuant to which such individuals have agreed, among other things, to keep confidential any non-public confidential information disclosed to such individuals and to certain standstill and insider trading provisions.

Director Independence

The information regarding director independence is disclosed in “— Item 10. Directors, Executive Officers and Corporate Governance—Director Independence” and in “—Item 10. Directors, Executive Officers and Corporate Governance—Board Committees” of this report.

Item 14.      Principal Accounting Fees and Services

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by Ernst & Young LLP, our independent registered public accounting firm, prior to engagement. The Audit Committee’s formal written charter contains a pre-approval policy and sets forth pre-approval procedures.

Audit Fees

The following table presents fees for professional services billed by Ernst & Young LLP to us for the audit of our annual financial statements for the years ended December 31, 2014 and 2013. No audit-related fees, tax fees or other fees were billed by Ernst & Young LLP to us for professional services related to the years ended December 31, 2014 and 2013.

Category	Year	Fees
Audit Fees(1)	2014	$145,000
	2013	95,000

(1)

Audit fees represent fees billed for professional services related to the audit of our annual financial statements, the review of quarterly financial statements and services related to registration statements registering the offer and sale of our common stock filed by us with the Securities and Exchange Commission.

PART IV

Item 15.      Exhibits, Financial Statements Schedules

(a)	Financial Statements, Financial Statement Schedules, and Exhibits.

(1) Financial Statements

The financial statements filed as part of this report are listed on the index to the Financial Statements and Supplementary Data, Part II. Item 8, on page 67.

(2) Financial Statement Schedules

Financial Statement Schedules have not been provided because they are not applicable or not required or the information required to be set forth therein is included in the Financial Statements and Supplementary Data, Part II. Item 8, or notes thereto.

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

Date: March 12, 2015

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

Signatures	Title	Date

/s/ MANNY VILLAFAÑA	Chairman and Chief Executive Officer (principal executive officer)	March 12, 2015
Manny Villafaña

/s/ SCOTT KELLEN	Chief Operating Officer and Chief Financial Officer	March 12, 2015
Scott Kellen	(principal financial and accounting officer)

/s/ ROBERT E. MUNZENRIDER	Director	March 12, 2015
Robert E. Munzenrider

/s/ ROBERT J. SHEEHY	Director	March 12, 2015
Robert J. Sheehy

/s/ ARCH C. SMITH	Director	March 12, 2015
Arch C. Smith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Kips Bay Medical, Inc.

We have audited the accompanying balance sheets of Kips Bay Medical, Inc. (the Company) as of December 31, 2014 and 2013, and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kips Bay Medical, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
March 12, 2015

Kips Bay Medical, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,138	$2,316
Short-term investments, net	457	2,684
Accounts receivable	8	28
Inventories	673	793
Prepaid expenses and other current assets	109	88
Total current assets	4,385	5,909
Property and equipment, net	353	400
Total assets	$4,738	$6,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78	$141
Accrued liabilities	355	314
Total current liabilities	433	455
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and 2013.	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized as of December 31, 2014 and 40,000,000 shares authorized as of December 31, 2013, 33,014,079 and 26,979,079 shares issued and outstanding as of December 31, 2014 and 2013, respectively	330	270
Additional paid-in capital	45,492	41,494
Accumulated other comprehensive loss	—	—
Accumulated deficit	(41,517)	(35,910)
Total stockholders’ equity	4,305	5,854
Total liabilities and stockholders’ equity	$4,738	$6,309

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012

Net sales	$84	$130	$226
Cost of sales	(44)	(63)	(98)
Gross profit	40	67	128

Operating expenses:
Research and development	2,503	3,075	2,483
Selling, general and administrative	3,150	3,068	3,167
Operating loss	(5,613)	(6,076)	(5,522)
Interest income	6	16	15
Net loss	$(5,607)	$(6,060)	$(5,507)

Basic and diluted net loss per share	$(0.17)	$(0.23)	$(0.34)
Weighted average shares outstanding — basic and diluted	32,534,586	26,916,060	16,402,363

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2014	2013	2012

Net loss	$(5,607)	$(6,060)	$(5,507)

Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	3
Comprehensive loss	$(5,607)	$(6,060)	$(5,504)

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Stockholders’ Equity

(In thousands except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2011	16,245,579	$162	$34,591	$(24,343)	$(3)	$10,407
Net loss	—	—	—	(5,507)	—	(5,507)
Unrealized gain on investments, net	—	—	—	—	3	3
Common stock issued under common stock purchase agreement	100,000	1	134	—	—	135
Issuance of common stock in public offering, net of issuance costs of $1,059	10,000,000	100	5,341	—	—	5,441
Stock-based compensation expense	—	—	588	—	—	588
Exercise of stock options	500	—	1	—	—	1
Balance at December 31, 2012	26,346,079	263	40,655	(29,850)	—	11,068
Net loss	—	—	—	(6,060)	—	(6,060)
Common stock issued in underwriter’s exercise of over-allotment option, net of issuance costs of $33	475,000	5	271	—	—	276
Restricted stock grants	120,000	1	(1)	—	—	—
Vendor payments in common stock	38,000	1	38	—	—	39
Stock-based compensation expense	—	—	531	—	—	531
Balance at December 31, 2013	26,979,079	$270	$41,494	$(35,910)	$—	$5,854
Net loss	—	—	—	(5,607)	—	(5,607)
Issuance of common stock in public offering, net of issuance costs of $581	6,035,000	60	3,583	—	—	3,643
Stock-based compensation expense	—	—	415	—	—	415
Balance at December 31, 2014	33,014,079	$330	$45,492	$(41,517)	$—	$4,305

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(5,607)	$(6,060)	$(5,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	49	55	109
Stock-based compensation	415	570	588
Amortization of premium on short-term investments	20	74	79
Other	—	17	17
Changes in operating assets and liabilities:
Accounts receivable	20	3	9
Inventories	120	122	(23)
Prepaid expenses and other current assets	(21)	15	(3)
Accounts payable	(63)	(192)	248
Accrued liabilities	41	(141)	280
Net cash used in operating activities	(5,026)	(5,537)	(4,203)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	3,423	3,814	6,459
Purchases of short-term investments	(1,216)	(5,625)	(4,526)
Purchase of property and equipment	(2)	(17)	(117)
Proceeds from sale of property and equipment	—	2	2
Net cash provided (used in) by investing activities	2,205	(1,826)	1,818
Cash flows from financing activities:
Proceeds from sale of common stock in a public offering, net of issuance costs of $581	3,643	—	—
Proceeds from sale of common stock in a public offering, net of issuance costs of $33	—	276	—
Proceeds from sale of common stock in a public offering, net of issuance costs of $1,059	—	—	5,441
Proceeds from sale of common stock under common stock purchase agreement, net of issuance costs of $4	—	—	135
Proceeds from the exercise of employee stock options	—	—	1
Net cash provided by financing activities	3,643	276	5,577
Net increase (decrease) in cash and cash equivalents	822	(7,087)	3,192
Cash and cash equivalents at beginning of period	2,316	9,403	6,211
Cash and cash equivalents at end of period	$3,138	$2,316	$9,403

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Notes To Financial Statements

1.  Organization and Business

Kips Bay Medical, Inc. (“we”, “us” or “our”) is a medical device company focused on manufacturing and commercializing our external saphenous vein support technology, or eSVS® Mesh, for use in coronary artery bypass grafting (“CABG”) surgery. Our eSVS Mesh is designed to be fitted like a sleeve on the outside of saphenous vein grafts (“SVG”) to strengthen SVGs used in coronary artery bypass graft surgery. By strengthening the SVG and preventing the damaging expansion of the vein graft, we hope to reduce or prevent the resulting injury which can lead to SVG failure and potentially costly and complicated re-interventions for patients undergoing CABG surgery and also improve patient quality of life. To strengthen an SVG, the eSVS Mesh is manufactured from nitinol wire which gives the eSVS Mesh considerable strength, while remaining highly flexible and kink-resistant.

CABG surgery is one of the most commonly performed cardiac surgeries in the United States. In CABG procedures, surgeons harvest blood vessels, including the left internal mammary artery from the chest wall and the saphenous vein from the leg, and attach the harvested vessels to the heart in order to bypass, or provide blood flow around, blocked coronary arteries.

We are currently conducting a feasibility trial for the FDA. This trial is a multi-center, randomized study of external saphenous vein support using our eSVS Mesh in CABG surgery and is titled the “eMESH I” clinical feasibility trial. Enrollments in eMESH I feasibility trial commenced internationally in late August 2012 at the Bern University Hospital in Switzerland and in the United States in February 2013 at the Northeast Georgia Medical Center in Gainesville, Georgia. The primary safety endpoint is the 30-day rate of MACE, defined as the rate of the composite of total mortality, myocardial infarction (heart attack), and/or coronary target vessel revascularization (either percutaneous coronary intervention or CABG) within 30 days of the procedure. The eSVS Mesh performance will be evaluated based upon the angiographic patency rate of the enrolled grafts, where patency is defined as less than 50% stenosis, or blockage, of the SVG at six months after surgery. Patients in the eMESH I clinical feasibility trial will be followed through hospital discharge, with additional follow-up visits at 30 days, three months, six months, one year and yearly thereafter through five years. However, only the results through the six-month follow-up visit will be submitted to the FDA as part of an application for an IDE to conduct a pivotal trial in the United States.

Enrollment in the eMESH I clinical feasibility trial has reached our targeted goal of 45 to 50 patients treated with the new surgical technique. As of March 5, 2015, 105 patients have been enrolled in the feasibility trial, including 49 patients enrolled with the new technique. Based upon the progress in our enrollments, in December 2014, we terminated our clinical trial agreements with two U.S. sites that had not enrolled any patients. This reduced the U.S. study sites from seven to five. No assurance can be provided that our eMESH I clinical feasibility trial will be successful, that the FDA will approve an IDE for a pivotal study or that once these studies are concluded, we will receive U.S. marketing approval for the eSVS Mesh. If these events do not occur, we may be forced to cease operations and liquidate our company since we do not have any other products in development. In addition, we need additional financing to continue our operations, and in particular, to complete our eMESH I clinical feasibility trial. If we do not receive such additional financing, we may be forced to cease operations and liquidate our company.

2. Risks and Uncertainties

For the years ended December 31, 2014 and 2013, we incurred net losses of $5.6 million and $6.1 million, respectively, and negative cash flows from operating activities of $5.0 million and $5.5 million, respectively. We expect to continue to incur substantial losses, which will continue to generate negative net cash flows from operating activities as we continue to develop additional clinical data, pursue U.S. marketing approval of our eSVS Mesh, and market and sell our eSVS Mesh in European and other international markets.

We received CE Mark approval in May 2010 based upon our international human clinical trial. We began marketing and commenced shipments of our eSVS Mesh in select European markets in June 2010. In November 2013, we received an updated CE Mark expanding our ability to market the eSVS Mesh for use with sequential grafts. In August 2014, we received an updated CE Mark incorporating changes in the application of our eSVS Mesh to the SVG and to the surgical implant technique for the eSVS Mesh treated graft that were approved by the FDA in March 2014 for use in our eMESH I clinical feasibility trial. We believe sales of our eSVS Mesh have been, and will continue to be, adversely impacted by the limited amount of clinical data on the performance of the eSVS Mesh, limited reimbursements available to hospitals and the effects of economic difficulties in certain European countries. On January 5, 2015, we reorganized our operations, which included terminating our two sales directors as part of our plan to conserve our capital while we pursue the completion of the eMESH I clinical feasibility trial. As a result, in the near term we are not focusing our efforts on sales of the eSVS Mesh, and therefore do not expect our sales to improve during the near foreseeable future. See note 16 entitled “Subsequent Events.”

We are currently conducting the eMESH I clinical feasibility trial, the objective of which is to demonstrate the initial safety and performance of the eSVS Mesh for use as an external saphenous vein graft support device during CABG surgery. In March 2014, the FDA approved a combination of changes in the application of the eSVS Mesh to the SVG and to the surgical implant technique for the eSVS Mesh treated graft. Due to our concern that the results of our feasibility trial prior to the change in the implant technique would not be adequate to allow us to obtain an IDE to perform a pivotal study and based upon our discussions with the FDA, we believe that the success of the feasibility trial is completely dependent upon the results from patients implanted with the eSVS Mesh using the new implant technique. Since enrollment using the new implant technique did not commence in earnest until October 2014, we do not expect to receive a meaningful number of follow-up angiographic results from the new implant technique patients until May or June 2015. No assurance can be provided that our eMESH I clinical feasibility trial will be successful, that the FDA will approve an IDE for a pivotal study or that once these studies are concluded, we will receive U.S. marketing approval for the eSVS Mesh.

As of December 31, 2014, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. If we do not receive such additional financing, we may be forced to cease operations and liquidate our company.

The accompanying financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing to fund our operations until we ultimately generate profitable operations, the results of our eMESH I clinical feasibility trial and anticipated pivotal study, our ability to obtain U.S. marketing approval for our eSVS Mesh and our ability to market and sell our eSVS Mesh. See note 3 entitled “Liquidity and Management’s Plans.”

3. Liquidity and Management’s Plans

On January 5, 2015, we streamlined and scaled back our operations to focus our efforts and resources on regulatory and clinical activities which further the clinical development of the eSVS Mesh. As part of this reorganization, we reduced our personnel from thirteen to eight employees. These reductions included our two sales directors, two administrative positions and one operations position. In addition, our officers agreed to accept temporary salary reductions. We believe that these actions will reduce our monthly operating expenses, excluding costs related to our eMESH I clinical feasibility trial, to approximately $200,000. See note 16 entitled “Subsequent Events.”

As of December 31, 2014, we had $3.6 million of cash, cash equivalents and short-term investments. We believe our cash, cash equivalents and short-term investments as of December 31, 2014, after considering the effects of our January 2015 reorganization, will be sufficient to fund our planned operations through December 2015. However, we may require significant additional funds earlier than we currently expect in order to continue our feasibility trial and plan for our anticipated larger pivotal study. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

Our future success is dependent upon our ability to obtain additional financing, the success of our eMESH I clinical feasibility trial and our anticipated pivotal study, our ability to obtain U.S. marketing approval for our eSVS Mesh and our ability to market and sell our eSVS Mesh. If we are unable to obtain additional financing when needed, if our eMESH I clinical feasibility trial is not successful, if the FDA does not approve an IDE for a pivotal study or if once these studies are concluded, we do not receive U.S. marketing approval for the eSVS Mesh, we may not be able to continue as a going concern and may be forced to cease operations and liquidate our company. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

4. Summary of Significant Accounting Policies

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

In 2014 and 2013, our short-term investments included a bank certificate of deposit which we pledged as collateral for our corporate purchasing card. The balance of this bank certificate of deposit was $50,000 and $100,000 as of December 31, 2014 and December 31, 2013, respectively.

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

	2014	2013
Raw materials	$80	$81
Work in process	306	333
Finished goods	287	379
Total	$673	$793

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

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment, long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2014 and 2013, no modification of the remaining useful lives or write-down of long-lived assets is required.

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

Stock-based compensation expense in our statements of operations is summarized as follows (in thousands):

	December 31,
	2014	2013	2012
Manufacturing	$—	$—	$29
Research and development	134	152	150
Sales, general and administrative	281	418	409
Total stock-based compensation	$415	$570	$588

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

The following table summarizes our calculation of net loss per common share for the periods (in thousands, except share and per share data):

	December 31,
	2014	2013	2012
Net loss	$(5,607)	$(6,060)	$(5,507)
Weighted average shares outstanding—basic and diluted	32,534,586	26,916,060	16,402,363
Basic and diluted net loss per share	$(0.17)	$(0.23)	$(0.34)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	December 31,
	2014	2013	2012
Employee and non-employee stock options	2,114,250	1,609,250	1,174,250
Common shares issuable to underwriters under purchase agreements (See note 12)	865,625	603,125	603,125
Common shares issuable to outside consultant under warrant	75,000	75,000	—

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

5. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Cash and cash equivalents
Cash	$508	$366
Money market funds	2,379	1,699
Bank certificate of deposit	251	251
Total cash and cash equivalents	$3,138	$2,316

Short-term investments
Corporate debt securities	$407	$2,083
Commercial paper	—	250
Bank certificates of deposit	50	351
Total short-term investments	$457	$2,684

6. Fair Value of Financial Instruments

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

A summary of financial assets (in thousands) measured at fair value on a recurring basis at December 31, 2014 and 2013 is as follows:

	December 31, 2014				December 31, 2013
	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$2,379	$2,379	$—	$—	$1,699	$1,699	$—	$—
Bank certificate of deposit	301	—	301	—	602	—	602	—
Commercial paper	—	—	—	—	250	—	250	—
Corporate debt securities	407	—	407	—	2,083	—	2,083	—
Total	$3,087	$2,379	$708	$—	$4,634	$1,699	$2,935	$—

7.  Short-Term Investments

Short-term investments consist of bank certificates of deposit, commercial paper and corporate debt securities. As of December 31, 2014 and 2013, the remaining contractual maturities of all investments were less than 12 months. Due to the short-term nature of our investments, amortized cost approximates fair value for all investments.

8.  Property and Equipment

At December 31, 2014 and 2013, property and equipment consist of the following (in thousands):

	December 31,
	2014	2013

Furniture and fixtures	$58	$58
Machinery, equipment and tooling	505	505
Computers and software	193	191
Leasehold improvements	90	90
Accumulated depreciation	(493)	(444)
Property and equipment, net	$353	$400

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $49,000, $55,000 and $109,000, respectively.

9.  Accrued Liabilities

At December 31, 2014 and 2013, accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013

Clinical study related expense	$256	$216
Professional services	54	61
Payroll and related expenses	36	35
Other	9	2
Accrued liabilities	$355	$314

10.  Commitments and Contingencies

Leases

On October 1, 2007, we entered into an operating lease agreement for our current facility which houses our corporate offices and manufacturing space. The term of this lease originally ran from October 1, 2007 through September 30, 2010. We have executed multiple amendments to our lease to extend the lease term. The most recent amendment was executed in August 2014 and extends the lease term through September 30, 2017. Under the terms of the most recent amendment, our base rent was increased by 2.5% effective October 1, 2014, with scheduled increases of 2.5% on October 1, 2015 and 2016.

On June 2, 2011, we entered into an operating sub-lease agreement for approximately 2,800 square feet of office space adjoining our current facility. The original term of this lease ran from June 15, 2011 through September 30, 2014. In August 2014, we executed an amendment to this lease to extend the lease term through September 30, 2017. The monthly base rent amount did not change with this amendment and remains fixed over the entire term of the sub-lease.

We also lease certain other office equipment under non-cancelable operating lease arrangements which are not recognized on our balance sheets.

Annual future minimum lease obligations under our operating lease agreements as of December 31, 2014 are as follows (in thousands):

2015	$88
2016	86
2017	64
Total	$238

Rent expense was $120,000 for each of the years ended December 31, 2014, 2013 and 2012.

Clinical Studies

We are currently conducting the eMESH I clinical feasibility trial evaluating the safety and performance of our eSVS Mesh in humans for the U.S. FDA. This clinical trial requires patients to be followed at regular intervals during the first year after implant and then annually out to five years. We are required to pay for patient follow up visits only to the extent they occur. In the event a patient does not attend a follow-up visit, we have no financial obligation. Clinical trial costs are expensed as incurred.

Royalty Payments

The core intellectual property relating to our eSVS Mesh was acquired from Medtronic, Inc. (“Medtronic”) pursuant to an Assignment and License Agreement dated October 9, 2007. As consideration for the assignment of such intellectual property, we have agreed to pay Medtronic an aggregate of up to $15.0 million upon the achievement of certain sales milestones and a royalty of 4% on sales of our eSVS Mesh. Two milestones, and their related payments, remain unpaid and consist of $5.0 million due when our cumulative net sales reach $15.0 million and $5.0 million due when our cumulative net sales reach $40.0 million. Royalty obligations are payable 60 days after the end of each fiscal quarter, are recorded as a component of our cost of sales and will terminate upon the earlier of the expiration of all of the patents and patent applications acquired from Medtronic or when the aggregate royalties paid reaches $100.0 million. We recognized royalty expense of $3,000 and $5,000 for the years ended December 31, 2014 and 2013, respectively.

Legal Proceedings

We are not currently engaged in any pending litigation.

Employment Agreements

On July 31, 2012, we entered into an employment agreement (the ‘‘Agreement’’) with Manny Villafaña, our founder and Chief Executive Officer, which replaces in its entirety the Company’s prior employment agreement with Mr. Villafaña, dated July 19, 2007, and the Company’s change in control agreement with Mr. Villafaña, dated September 12, 2008, both of which previously governed Mr. Villafaña’s employment relationship with us.

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

Indemnification Agreements

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The Company may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2014 or 2013.

11.  Stockholders’ Equity

The total number of shares of capital stock that the Company is authorized to issue is 100,000,000 shares, with 90,000,000 shares designated as common stock and 10,000,000 shares undesignated stock issuable as preferred stock. On February 4, 2014, a special meeting of our stockholders was held during which the stockholders approved an amendment to our Certificate of Incorporation which increased the number of authorized shares of common stock from 40,000,000 to 90,000,000. We filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware on February 4, 2014 to effect this amendment.

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

Common Stock Offerings

On January 29, 2014, we completed a public offering of 6,035,000 shares of our common stock at a purchase price of $0.70 per share for gross proceeds of $4.2 million. All shares sold in the offering were newly issued by us. We incurred $581,000 in issuance costs for this offering. In connection with this offering, we entered into an underwriting agreement with Aegis Capital Corp., or Aegis, dated January 23, 2014, pursuant to which at closing on January 29, 2014 we paid Aegis fees of $333,000, which consisted of underwriting discounts of $296,000 and non-accountable expense reimbursements of $37,000. After deducting the underwriting discounts and commissions and other expenses, we realized net proceeds of approximately $3.6 million. As additional consideration, we issued to the underwriter and its designees warrants to purchase an aggregate of 262,500 shares of our common stock at an exercise price of $0.875 per share, or 125% of the purchase price of shares sold in the offering. The warrants have a five-year term and became exercisable on January 23, 2015, one year after the effective date of the offering.

On December 28, 2012, we issued 10,000,000 shares of our common stock in a public offering at $0.65 per share for gross proceeds of $6.5 million. All shares sold in the offering were newly issued by us. We incurred $1.1 million in issuance costs for such offering. In connection with the offering, we entered into an underwriting agreement with Sunrise Securities Corp., or Sunrise, dated December 20, 2012, pursuant to which at closing on December 28, 2012, we paid Sunrise fees of $520,000, which consisted of underwriting discounts of $455,000 and non-accountable expense reimbursements of $65,000. In addition, we issued to the underwriter and its designees warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.8125 per share, or 125% of the per share purchase price of shares sold in the offering. These warrants have a five-year term and became exercisable on December 21, 2013, one year after the effective date of the offering. On January 28, 2013, we issued an additional 475,000 shares to the underwriter at a purchase price of $0.65 per share pursuant to the underwriter’s partial exercise of its over-allotment option from the offering. After deducting expenses, net proceeds were $276,000.

Undesignated Stock

The Company has 10,000,000 shares of authorized undesignated stock issuable as preferred stock in one or more series. Upon issuance, the Company can determine the number of shares constituting any series and the designation of such series and the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms, any or all of which may be greater than the rights of common stock. The issuance of the preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. There was no preferred stock outstanding as of December 31, 2014 or 2013.

Kips Bay Investments, LLC Consent

We are a party to an Investment Agreement dated July 19, 2007 with Manny Villafaña and Kips Bay Investments, LLC (“KBI”), which had no relationship with us prior to entering into the Investment Agreement. Pursuant to this Investment Agreement, prior to our issuing any capital stock with rights, preferences or limitations equal or superior to our common stock owned by KBI or debt securities convertible into capital stock with rights, preferences or limitations equal or superior to our common stock owned by KBI, we must obtain the consent of KBI and no assurance can be provided that KBI would provide such consent, which could limit our ability to raise additional financing.

Shares Reserved

Shares of common stock reserved for future issuance are as follows:

December 31, 2014
Stock options outstanding	2,114,250
Shares available for grant under equity incentive plan	1,675,000
Warrants for purchase of common stock	940,625
Total	4,729,875

12. Stock-Based Compensation

2013 Equity Incentive Plan

The Kips Bay Medical, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) was adopted by the Board of Directors in March 2013 and approved by our stockholders at our annual meeting of stockholders held on May 22, 2013. The 2013 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2013 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2013 Plan have a maximum term of ten years and generally vest over four years for employees, at the rate of 25% of total shares underlying the option each year, and over three years for non-employees, with 25% vesting upon grant and 25% vesting each year thereafter, except in the case of grants to non-employee directors which generally vest in full on the one-year anniversary of the date of grant. Under the 2013 Plan, a total of 2,500,000 shares of common stock have been reserved for issuance. As of December 31, 2014, options to purchase 825,000 shares of common stock had been granted under the 2013 Plan.

2007 Long-Term Incentive Plan

The Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) was adopted by the Board of Directors in July 2007. In conjunction with stockholder approval of the 2013 Plan, the Board terminated the 2007 Plan, although awards outstanding under the 2007 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2007 Plan have a maximum term of ten years and generally vest over four years for employees, at the rate of 25% of total shares underlying the option each year, and over three years for non-employees, with 25% vesting upon grant and 25% vesting each year thereafter. As of December 31, 2014, options to purchase an aggregate of 1,289,250 and restricted stock awards for 62,500 shares of common stock remained outstanding under the 2007 Plan.

A summary of option activity is as follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at December 31, 2012	1,174,250	$3.64
Granted	630,000	0.72
Exercised	—	—
Forfeited and cancelled	(195,000)	3.05
Options outstanding at December 31, 2013	1,609,250	2.56
Granted	535,000	0.39
Exercised	—	—
Forfeited and cancelled	(30,000)	4.51
Options outstanding at December 31, 2014	2,114,250	$1.98

A summary of the status of our unvested shares during the year ended and as of December 31, 2014 is as follows:

	Shares Under Option	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2013	802,250	$0.91
Granted	535,000	0.21
Vested	(422,063)	0.90
Forfeited and cancelled	(7,500)	0.60
Unvested at December 31, 2014	907,687	$0.50

Information about stock options outstanding, vested and expected to vest as of December 31, 2014, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested
				Weighted Average			Weighted Average
				Remaining	Weighted		Remaining
Per Share				Contractual	Average	Options	Contractual
Exercise Price			Shares	Life (Years)	Exercise Price	Exercisable	Life (Years)
	$0.14		180,000	9.94	$0.14	—	—
0.51	–	0.76	865,000	8.84	0.63	278,750	8.71
0.91	–	1.01	305,000	4.22	0.98	251,250	3.32
2.00	–	3.21	333,250	6.67	2.05	280,563	6.65
5.18	–	5.83	222,000	4.67	5.61	203,250	4.52
6.00	–	7.00	209,000	5.39	6.65	192,750	5.33
			2,114,250	5.86	$1.98	1,206,563	5.86

The cumulative grant date fair value of employee options vested during the years ended December 31, 2014, 2013 and 2012 was $256,000, $294,000 and $347,000, respectively. Total proceeds received for options exercised during the years ended December 31, 2014, 2013 and 2012 were $0, $0 and $500, respectively. On an aggregated basis, as of December 31, 2014, there was $2,000 in intrinsic value for our total outstanding options and no intrinsic value for those outstanding options which are exercisable.

As of December 31, 2014, 2013 and 2012, total compensation expense related to unvested employee stock options not yet recognized was $197,000, $302,000 and $577,000, respectively, which is expected to be allocated to expenses over a weighted-average period of 2.03, 2.03 and 2.28 years, respectively.

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2014, 2013 and 2012 are as follows:

	December 31,
	2014	2013	2012
Risk free interest rate	1.67%-1.86%	0.88%-1.80%	0.92%
Dividend yield	0%	0%	0%
Expected volatility	55%	56%	57%
Expected term (years)	5.50-6.25	5.50-6.25	6.25
Weighted average grant date fair value	$0.21	$0.38	$0.54

Nonemployee Stock-Based Compensation

We account for stock options granted to nonemployees in accordance with FASB ASC 718. In connection with stock options granted to nonemployees, we recorded $2,000, $24,000 and $20,000 for nonemployee stock-based compensation during the years ended December 31, 2014, 2013 and 2012, respectively. These amounts were based upon the fair values of the vested portion of the grants.

Amounts expensed during the remaining vesting period will be determined based on the fair value at the time of vesting.

Restricted Stock Awards

A summary of restricted stock award activity is as follows:

	Number of Shares	Weighted Average Fair Value
Awards outstanding at December 31, 2012	67,500	$8.00
Granted	120,000	0.77
Vested	(82,500)	3.43
Cancelled	—	—
Awards outstanding at December 31, 2013	105,000	4.13
Granted	—	—
Vested	(42,500)	4.81
Cancelled	—	—
Awards outstanding at December 31, 2014	62,500	$3.67

The fair value of each restricted stock award is equal to the fair market value of our common stock at the date of grant. Restricted stock awards vest over a period of time that varies with the purpose of the individual award. As of December 31, 2014, outstanding awards vest over three or four year terms. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. We recorded stock-based compensation expense for restricted stock grants of $205,000, $242,000 and $255,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Common Stock Purchase Options Issued to Underwriters and Consultants

In conjunction with the completion of our public offering in January 2014, we issued to the underwriter and its designees warrants to purchase an aggregate of 262,500 shares of our common stock at an exercise price of $0.875, or 125% of the purchase price of shares sold in the public offering. These options have a five-year term and became exercisable on January 23, 2015, one year after the effective date of the public offering. These options were not issued under the 2013 Plan.

In conjunction with the completion of our public offering in December 2012, we issued to the underwriter and its designees warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.8125, or 125% of the purchase price of shares sold in the public offering. These warrants have a five-year term and became exercisable on December 21, 2013, one year after the effective date of the public offering. These warrants were not issued under the 2007 Plan.

In conjunction with the completion of our initial public offering in February 2011, we issued to the underwriters and their designees options to purchase an aggregate of 103,125 shares of our common stock at an exercise price of $10.00, or 125% of the purchase price of shares sold in the offering. These warrants have a five-year term and became exercisable on February 10, 2012, one year after the effective date of the offering. These warrants were not issued under the 2007 Plan.

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

13.  Employee Benefit Plan

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

Prior to January 1, 2013, we maintained a simplified employee retirement plan, or SEP, which commenced on January 1, 2008. The SEP was a defined contribution plan; employee contributions were voluntary and were determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations.

We contributed up to 3% of each individual’s base salary as required under the safe harbor provisions of Internal Revenue Service rules governing SEP plans. Employer contributions vested immediately and were expensed when paid.

We have recorded contribution expenses of $61,000, $62,000 and $51,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

14.  Income Taxes

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

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$10,615	$8,840
Intangible assets—patent prosecution costs	139	140
Stock-based compensation	540	484
Milestone obligation	1,190	1,313
Research credit carryforwards	209	209
Other	95	79
Total deferred tax assets	12,788	11,065
Deferred tax liabilities:	(73)	(75)
Total deferred taxes, net	12,715	10,990
Valuation allowance	(12,715)	(10,990)
Net deferred tax asset	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory rate	34.0%	34.0%	34.0%
Permanent differences	(1.5)	(1.6)	(2.1)
State and local income taxes	—	0.2	0.4
Credits and other	—	(0.2)	—
State tax rate true-up	(1.7)	(1.0)	(16.0)
Valuation allowance	(30.8)	(31.4)	(16.3)
Effective rate	0.0%	0.0%	0.0%

Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carry-forward period. Because of our history of operating losses, management believes that the deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized and, accordingly, we have provided a full valuation allowance. The net valuation allowance increased by $1.7 million and $1.9 million for the years ended December 31, 2014 and 2013, respectively.

Net operating losses and tax credit carryforwards as of December 31, 2014, are as follows:

	Amount (In thousands)	Expiration Years
Net operating losses—federal	$30,208	Beginning 2027
Net operating losses—state	7,545	Beginning 2022
Tax credits—federal	167	Beginning 2026
Tax credits—state	41	Beginning 2022

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “IRC”), and similar state provisions. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.

We would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2014. The tax years 2009 through 2014 remain open to examination by federal and state tax authorities.

15.  Selected Quarterly Financial Data (unaudited)

The following summarized unaudited quarterly financial data has been prepared using our unaudited quarterly financial statements (In thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2014
Net sales	$26	$31	$13	$14
Gross profit	14	17	5	4
Operating loss	(1,439)	(1,430)	(1,425)	(1,319)
Net loss	(1,437)	(1,428)	(1,424)	(1,318)
Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.04)	$(0.04)

Fiscal 2013
Net sales	$36	$40	$13	$41
Gross profit	20	20	6	21
Operating loss	(1,459)	(1,509)	(1,570)	(1,538)
Net loss	(1,456)	(1,504)	(1,566)	(1,534)
Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.06)	$(0.06)

Quarterly calculations of basic and diluted loss per share are made independently during each fiscal quarter.

16.  Subsequent Events

Reorganization

On January 5, 2015, we announced that we streamlined and scaled back our operations to focus our efforts and resources on regulatory and clinical activities which further the clinical development of our eSVS Mesh. As part of this reorganization, we reduced our personnel from thirteen to eight employees. These reductions included our two sales directors, two administrative positions and one operations position. In addition, our officers agreed to accept temporary salary reductions. We believe that these actions will reduce our monthly operating expenses, excluding costs related to our eMESH I clinical feasibility trial, to approximately $200,000. With our operating expense reductions, we expect that our available capital will be sufficient to fund our operations through December 2015.

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

10.1	*

Employment Agreement by and between the Registrant and Manuel A. Villafaña, dated as of July 25, 2012—incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on August 2, 2012 (File No. 001-35080).

10.2	*

Employment Agreement by and between the Registrant and Scott Kellen, dated as of February 8, 2010—incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 filed with the SEC on April 8, 2010 (Reg. No. 333-165940).

10.3	*

Employment Agreement by and between the Registrant and Randy LaBounty, dated as of May 2, 2011—incorporated by reference to Exhibit 10.48 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 12, 2011 (File No. 001-35080).

Exhibit Number		Description of Exhibit

10.4	*

Form of Change in Control Agreement by and between the Registrant and Certain Officers and Employees—incorporated by reference to Exhibit 10.4 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 12, 2014 (File No. 001-35080).

10.5	*

Indemnification Agreement between the Registrant and Manny Villafaña—incorporated by reference to Exhibit 10.23 to the Registrant’s amendment no. 2 to registration statement on Form S-1filed with the SEC on June 11, 2010 (Reg. No. 333-165940).

10.6	*

Indemnification Agreement between the Registrant and Scott Kellen—incorporated by reference to Exhibit 10.25 to the Registrant’s amendment no. 2 to registration statement on Form S-1 filed with the SEC on June 11, 2010 (Reg. No. 333-165940).

10.7	*

Indemnification Agreement between the Registrant and Arch C. Smith—incorporated by reference to Exhibit 10.26 to the Registrant’s amendment no. 9 to registration statement on Form S-1 filed with the SEC on January 18, 2011 (Reg. No. 333-165940).

10.8	*

Indemnification Agreement between the Registrant and Robert E. Munzenrider—incorporated by reference to Exhibit 10.27 to the Registrant’s amendment no. 9 to registration statement on Form S-1 filed with the SEC on January 18, 2011 (Reg. No. 333-165940).

10.9	*

Indemnification Agreement between the Registrant and Robert J. Sheehy—incorporated by reference to Exhibit 10.28 to the Registrant’s amendment no. 9 to registration statement on Form S-1 filed with the SEC on January 18, 2011 (Reg. No. 333-165940).

10.10	*

Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers—incorporated by reference to Exhibit 10.14 to the Registrant’s amendment no. 2 to registration statement on Form S-1 filed with the SEC on June 11, 2010 (Reg. No. 333-165940).

10.11	*

The Kips Bay Medical, Inc. 2013 Equity Incentive Plan—incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed with the SEC on August 8, 2013 (File No. 001-35080).

10.12	*

Form of Incentive Stock Option Agreement under the Kips Bay Medical, Inc. 2013 Equity Incentive Plan—incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed with the SEC on August 8, 2013 (File No. 001-35080).

10.13	*

Form of Nonqualified Stock Option Agreement under the Kips Bay Medical, Inc. 2013 Equity Incentive Plan—incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed with the SEC on August 8, 2013 (File No. 001-35080).

10.14	*

Form of Restricted Stock Agreement under the Kips Bay Medical, Inc. 2013 Equity Incentive Plan—incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed with the SEC on August 8, 2013 (File No. 001-35080).

10.15	*

The Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan—incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1 filed with the SEC on April 8, 2010 (Reg. No. 333-165940).

10.16	*

Form of Incentive Stock Option Agreement under the 2007 Long-Term Incentive Plan—incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1 filed with the SEC on April 8, 2010 (Reg. No. 333-165940).

10.17	*

Form of Non-Qualified Stock Option Agreement under the 2007 Long-Term Incentive Plan—incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 filed with the SEC on April 8, 2010 (Reg. No. 333-165940).

Exhibit Number		Description of Exhibit

10.18	*

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

10.21

Letter by and between the Registrant and Kips Bay Investments, LLC, dated January 22, 2014—incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 12, 2014 (File No. 001-35080).

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

Exhibit Number		Description of Exhibit

10.30

Contract Research Support Agreement by and between Kips Bay Medical, Inc. and North American Science Associates, Inc., dated as of May 10, 2012—incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on May 15, 2012 (File No. 001-35080).

10.31

Underwriting Agreement by and between Kips Bay Medical, Inc. and Aegis Capital Corp., as Representative of the Several Underwriters named therein, dated January 23, 2014 —incorporated by reference to Exhibit 1.1 to the Registrant’s current report on Form 8-K filed with the SEC on January 24, 2014 (File No. 001-35080).

10.32	+	Amendment No. 3 to Lease by and between Registrant and St. Paul Fire and Marine Insurance Company, dated as of July 30, 2014.

10.33	+	Amendment No.1 to Sublease by and between the Registrant and New Horizon Enterprises, Ltd., dated as of July 25, 2014.

10.34	*+	Amendment to Employment Agreement by and between the Registrant and Manuel A. Villafaña, dated as of January 5, 2015.

10.35	*+	Amendment to Employment Agreement by and between the Registrant and Scott Kellen, dated as of January 5, 2015.

10.36	*+	Amendment to Employment Agreement by and between the Registrant and Randy LaBounty, dated as of January 5, 2015.

24.1	+	Powers of Attorney (see signature page).

31.1	+	Chief Executive Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Chief Financial Officer Certification Pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	+

Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2014, formatted in XBRL: (i) the Balance Sheets, (ii) Statements of Operations, (iii) the Statements of Comprehensive Income, (iv) the Statements of Stockholders’ Equity (Deficit), (v) the Statements of Cash Flows, and (vi) the Notes to Financial Statements.

+	Filed herewith
++	Furnished herewith
*	Management compensatory plan or arrangement.