Form 10-Q
period 2015-03-28
Kips Bay Medical, Inc.
filed 2015-05-12
CIK 1460198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

There were 33,014,079 shares of common stock, par value $0.01, Kips Bay Medical, Inc. outstanding as of the close of business on May 8, 2014.

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

i

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

Kips Bay Medical, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	March 28, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,564	$3,138
Short-term investments, net	50	457
Accounts receivable	11	8
Inventories	668	673
Prepaid expenses and other current assets	286	109
Total current assets	3,579	4,385
Property and equipment, net	342	353
Total assets	$3,921	$4,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46	$78
Accrued liabilities	370	355
Total current liabilities	416	433
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 28, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 33,014,079 issued and outstanding as of March 28, 2015 and December 31, 2014, respectively	330	330
Additional paid-in capital	45,536	45,492
Accumulated deficit	(42,361)	(41,517)
Total stockholders’ equity	3,505	4,305
Total liabilities and stockholders’ equity	$3,921	$4,738

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014

Net sales	$8	$26
Cost of sales	(4)	(12)
Gross profit	4	14
Operating expenses:
Research and development	386	639
Selling, general and administrative	463	814
Operating loss	(845)	(1,439)
Interest income	1	2
Net loss	$(844)	$(1,437)
Basic and diluted net loss per share	$(0.03)	$(0.05)
Weighted average shares outstanding — basic and diluted	33,014,079	30,881,161

Comprehensive loss	$(844)	$(1,437)

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Cash flows from operating activities:
Net loss	$(844)	$(1,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9	13
Stock-based compensation	44	121
Loss on disposal of assets	2	—
Amortization of premium on short-term investments	—	8
Changes in operating assets and liabilities:
Accounts receivable	(3)	1
Inventories	5	15
Prepaid expenses and other current assets	(177)	(184)
Accounts payable	(32)	(82)
Accrued liabilities	15	183
Net cash used in operating activities	(981)	(1,362)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	406	1,970
Purchases of short-term investments	—	(1,216)
Proceeds from the sale of property and equipment	1	—
Net cash provided by investing activities	407	754
Cash flows from financing activities:
Proceeds from sale of common stock in a public offering, net of issuance costs of $581	—	3,644
Net cash provided by financing activities	—	3,644
Net (decrease) increase in cash and cash equivalents	(574)	3,036
Cash and cash equivalents at beginning of period	3,138	2,316
Cash and cash equivalents at end of period	$2,564	$5,352

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Notes to Financial Statements

1.     Business

Kips Bay Medical, Inc. (“we”, “us” or “our”) is a medical device company focused on developing, manufacturing and commercializing our external saphenous vein support technology, or eSVS® Mesh, for use in coronary artery bypass grafting, or CABG, surgery. Our eSVS Mesh is designed to be fitted like a sleeve on the outside of a saphenous vein graft, or SVG, to strengthen an SVG used in coronary artery bypass graft surgery. By strengthening the SVG and preventing the damaging expansion of the vein graft, we hope to reduce or prevent the resulting injury which can lead to SVG failure and potentially costly and complicated re-interventions for patients undergoing CABG surgery. In the near term, we are focused on and committed to spending substantially all of our resources on completing our current eMESH I clinical feasibility trial.

2.     Risks and Uncertainties

On January 5, 2015, we reorganized our operations by eliminating staff positions, instituting salary reductions and reducing our non-clinical related operating expenses, in order to conserve our capital while we pursue the completion of the eMESH I clinical feasibility trial. As a result, we incurred a net loss of $844,000 and negative cash flows from operating activities of $1.0 million for the quarter ended March 28, 2015, which is down from a net loss of $1.4 million and negative cash flows from operating activities of $1.4 million for the prior year quarter ended March 29, 2014. We expect to continue to incur substantial losses, which will continue to generate negative net cash flows from operating activities as we continue to develop additional clinical data, pursue U.S. marketing approval of our eSVS Mesh, and market and sell our eSVS Mesh in European and other international markets.

We received CE Mark approval in May 2010 based upon our international human clinical trial. We began marketing and commenced shipments of our eSVS Mesh in select European markets in June 2010. In November 2013, we received an updated CE Mark expanding our ability to market the eSVS Mesh for use with sequential grafts. In August 2014, we received an updated CE Mark incorporating changes in the application of our eSVS Mesh to the SVG and to the surgical implant technique for the eSVS Mesh treated graft that were approved by the U.S. Food and Drug Administration, or FDA, in March 2014 for use in our eMESH I clinical feasibility trial. We believe sales of our eSVS Mesh have been, and will continue to be, adversely impacted by the limited amount of clinical data on the performance of the eSVS Mesh, limited reimbursements available to hospitals and the effects of economic difficulties in certain European countries. As part of our reorganization on January 5, 2015, we terminated our two sales directors. In the near term, we are not focusing our efforts on sales of the eSVS Mesh, and therefore, do not expect our sales to improve in the foreseeable future.

We are currently conducting the eMESH I clinical feasibility trial, the objective of which is to demonstrate the initial safety and performance of the eSVS Mesh for use as an external saphenous vein graft support device during CABG surgery. In March 2014, the FDA approved a combination of changes in the application of the eSVS Mesh to the SVG and to the surgical implant technique for the eSVS Mesh treated graft. As of May 8, 2015, we had received the results of ten patients who had an eSVS Mesh implanted using the new surgical implant technique. The SVGs supported with an eSVS Mesh in seven of these new technique patients were not patent at the time of their six-month follow-up angiogram and did not perform as well as the unsupported, or control, SVGs in the trial. We intend to closely monitor the results of additional patients who had an eSVS Mesh implanted using the new surgical implant technique in the feasibility trial and will reserve a final decision regarding the future of the feasibility trial until sufficient meaningful data has been received. We acknowledge that based upon the results from the angiograms of the initial 10 new technique patients, the results from the angiograms of the remaining new technique patients would need to be highly compelling to justify a decision by us to continue to move forward in seeking U.S. marketing approval for the eSVS Mesh. In the meantime, we intend to evaluate our strategic alternatives. Possible strategic alternatives include: further modification of our eSVS Mesh device and implant technique; the sale of the Company or our assets, including our intellectual property portfolio; or an orderly wind-down of our operations. No assurance can be provided that our eMESH I clinical feasibility trial will be successful, that the FDA will approve an IDE for a required future pivotal trial or that once these studies are concluded, we will receive U.S. marketing approval for the eSVS Mesh. If the eMESH I clinical feasibility trial is not successful, or if the FDA does not approve an IDE for a pivotal study, we would be forced to cease operations since we do not have any other products in development. In addition, we need additional financing to continue our operations, and in particular, to complete the eMESH I clinical feasibility trial. If we do not receive such additional financing, we would be forced to cease operations.

As of March 28, 2015, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of convertible debt and equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. If we do not receive such additional financing, we would be forced to cease operations and liquidate our company.

The accompanying financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing to fund our operations until we ultimately generate profitable operations, the results of our current eMESH I clinical feasibility trial and a required future pivotal trial, our ability to obtain U.S. marketing approval for our eSVS Mesh and our ability to market and sell our eSVS Mesh. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See note 4 entitled “Liquidity and Management’s Plans.”

3.     Basis of Presentation

We have prepared the accompanying unaudited interim financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. Our fiscal year ends on December 31. The balance sheet as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto included in our most recent annual report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on March 12, 2015. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update No. 2014-09 (ASU 2014-09)), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2016 (our fiscal 2017), although the FASB has voted to propose a deferral of the effective date of the standard for one year. We are currently evaluating the impact of adopting ASU 2014-09 on our financial statements.

4.      Liquidity and Management’s Plans

On March 24, 2015, we entered into a securities purchase agreement with several investors, including Manny Villafaña, our Chairman and Chief Executive Officer, and Kips Bay Investments, LLC, one of our principal stockholders, pursuant to which we agreed to sell and the investors agreed to purchase in a private placement up to $3.25 million in shares of our common stock in four separate equal tranches. Under the terms of the securities purchase agreement, the first tranche is scheduled to occur as soon as reasonably practicable after we have received ten angiograms from patients enrolled in our eMESH I clinical feasibility trial who have had an eSVS Mesh implanted using the new surgical implant technique. The second, third and fourth tranches are scheduled to occur on or about the 90th, 180th and 270th day thereafter. Each of the tranches is subject to customary closing conditions and a condition that the clinical data received then to date by us from the eMESH I clinical feasibility trial demonstrates, to the reasonable satisfaction of each investor, together with any then recent communications with or from the FDA, that it is advisable for Kips Bay to continue with the feasibility trial and to continue to pursue marketing approval by the FDA for the eSVS Mesh. The per share purchase price of the shares of our common stock to be purchased by investors will be equal to the lesser of $0.14 per share or the closing sale price on the trading day immediately prior to the closing of any tranche. In addition, each investor will receive a five-year warrant to purchase one share of our common stock for each two shares purchased by the investor at each tranche closing. The warrants will have a per share exercise price equal to 125% of the per share purchase price at the applicable closing. In light of the disappointing feasibility trial results received to date, we believe it is unlikely that we will be able to access funds under this bridge financing arrangement.

We agreed to use the net proceeds from the offering for working capital and general corporate purposes, including primarily funding the process of seeking regulatory approval to market the eSVS Mesh in the United States and abroad, including continuing human clinical trials. We agreed not to use any of the net proceeds to hire any sales personnel unless a decision is made by our Board of Directors to do so and Kips Bay Investments, LLC consents thereto, which consent may not be unreasonably withheld. We also agreed in the securities purchase agreement to limit our cash operating expenses (other than expenses directly attributable to, and reasonably necessary for the feasibility trial or pivotal trial and certain other specified expenses) to no more than an average of $208,000 per month, evaluated on a three-month rolling average basis, commencing on February 1, 2015, and continuing until the completion by us of an additional financing in an amount equal to at least $3.0 million. See note 12 entitled “Stockholders’ Equity.”

As of March 28, 2015, we had $2.6 million of cash, cash equivalents and short-term investments. We believe our cash, cash equivalents and short-term investments as of March 28, 2015, will be sufficient to fund our planned operations through December 2015.

We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This risk would increase if our clinical data is not positive or economic and market conditions deteriorate. Prior to issuing any capital stock we must obtain the consent of Kips Bay Investments, LLC, one of our significant stockholders, and no assurance can be provided that Kips Bay Investments, LLC would provide such consent, which could limit our ability to raise additional financing.

If we are unable to obtain additional financing when needed, we would need to terminate, significantly modify or delay development or commercialization of our eSVS Mesh, license to third parties the rights to commercialize the eSVS Mesh or new applications for the eSVS Mesh that we would otherwise seek to pursue, or cease operations.

Our future success is dependent upon our ability to obtain additional financing, the success of our current eMESH I clinical feasibility trial and a required future pivotal trial, our ability to obtain U.S. marketing approval for our eSVS Mesh and our ability to market and sell our eSVS Mesh. If we are unable to obtain additional financing when needed, if our eMESH I clinical feasibility trial is not successful, if the FDA does not approve an IDE for a pivotal trial or if once these studies are concluded, we do not receive U.S. marketing approval for the eSVS Mesh, we would not be able to continue as a going concern and would be forced to cease operations and liquidate our company.

5.     Inventories

Inventories include purchased materials, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

Inventories, net, consist of the following (in thousands):

	March 28, 2015	December 31, 2014
Raw materials	$80	$80
Work in process	304	306
Finished goods	284	287
Total	$668	$673

6.     Net Loss per Share

The following table summarizes our calculation of net loss per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended
	March 28, 2015	March 29, 2014
Net loss	$(844)	$(1,437)
Weighted average shares outstanding—basic and diluted	33,014,079	30,881,161
Basic and diluted net loss per share	$(0.03)	$(0.05)

The following outstanding potential common shares are not included in diluted net loss per share calculations as their effects would have been anti-dilutive:

	Three Months Ended
	March 28, 2015	March 29, 2014
Employee and non-employee stock options	2,442,501	1,589,250
Common shares issuable to underwriters under option purchase agreements	865,625	865,625
Common shares issuable to outside consultant under common stock purchase warrant	75,000	75,000

7.     Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 28, 2015	December 31, 2014
Cash and cash equivalents
Cash	$128	$508
Money market funds	2,185	2,379
Bank certificate of deposit	251	251
Total cash and cash equivalents	$2,564	$3,138

Short-term investments
Bank certificate of deposit	$50	$50
Commercial paper	—	407
Total short-term investments	$50	$457

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

Our cash, cash equivalents and short-term investments consist of bank deposits, bank certificates of deposit, money market funds and, as of December 31, 2014, corporate debt securities. Our money market funds are traded in active markets and are recorded at fair value based upon quoted market prices.

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

A summary of financial assets measured at fair value on a recurring basis at March 28, 2015 and December 31, 2014 is as follows (in thousands):

	March 28, 2015				December 31, 2014
	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,185	$2,185	$—	$—	$2,379	$2,379	$—	$—
Bank certificates of deposit	301	—	301	—	301		301	—
Corporate debt securities	—	—	—	—	407		407	—
Total	$2,486	$2,185	$301	$—	$3,087	$2,379	$708	$—

As of March 28, 2015 and December 31, 2014, the remaining contractual maturities of all short-term investments were less than six months. Due to the short-term nature of our investments, amortized cost approximates fair value for all investments.

9.     Property and Equipment

Property and equipment consist of the following (in thousands):

	March 28, 2015	December 31, 2014

Furniture and fixtures	$58	$58
Machinery, equipment and tooling	505	505
Computers and software	185	193
Leasehold improvements	90	90
Accumulated depreciation	(496)	(493)
Property and equipment, net	$342	$353

Depreciation expense for the three months ended March 28, 2015 and March 29, 2014 was $9,000 and $13,000, respectively.

10.     Commitments and Contingencies

Royalty Payments

The core intellectual property relating to our eSVS Mesh was acquired from Medtronic, Inc. pursuant to an Assignment and License Agreement dated October 9, 2007. As consideration for the assignment of such intellectual property, we have agreed to pay Medtronic, Inc. a royalty of 4% on sales of our eSVS Mesh. Royalty obligations are payable 60 days after the end of each fiscal quarter, are recorded as a component of our cost of sales and will terminate upon the earlier of the expiration of all of the patents and patent applications acquired from Medtronic, Inc., or when the aggregate royalties paid reaches $100.0 million. We recognized royalty expense of $300 and $1,000 for the three months ended March 28, 2015 and March 29, 2014, respectively.

Villafaña New Employment Agreement

During the three months ended March 28, 2015, we entered into a new employment agreement with Manny Villafaña, Chairman and Chief Executive Officer of the Company. The new employment agreement will be effective as of July 1, 2015 and will replace in its entirety our current employment agreement with Mr. Villafaña dated July 25, 2012, which by its terms will expire on July 1, 2015. The new employment agreement will automatically terminate on June 30, 2017.

The new employment agreement contemplates a succession plan for Mr. Villafaña and provides that Mr. Villafaña will continue in his current positions as our Chairman of the Board, Chief Executive Officer and President, unless and until such time as the Board of Directors notifies Mr. Villafaña of his transition to the position of Executive Chairman of the Board. The new employment agreement provides for an annual base salary equal to Mr. Villafaña’s current and recently reduced salary of $215,000, provided, however, that in the event Mr. Villafaña becomes Executive Chairman, we will pay Mr. Villafaña (i) a base salary of $150,500 per year for the first 12 months that Mr. Villafaña serves as Executive Chairman, and (ii) a base salary of $107,500 per year thereafter until the earlier of: June 30, 2017 or the date of termination, in either event prorated to the amount of time in each period actually spent employed as Executive Chairman. In the event that the new employment agreement is terminated by us without cause, upon Mr. Villafaña’s death, or by Mr. Villafaña for good reason, Mr. Villafaña will be entitled to severance pay comprised of Mr. Villafaña’s ending base salary through June 30, 2017 and the pro-rata amount of any annual target incentive bonus that Mr. Villafaña would have been paid had he remained employed. These payments are conditioned upon our receipt of a separation agreement and a release of claims from Mr. Villafaña and Mr. Villafaña’s agreement to provide consulting and advisory services to us without additional pay, from time to time as needed by us during the severance period. In the event that the new employment agreement is terminated by us for cause, by us upon a Board determination to cease operations, upon Mr. Villafaña’s disability, by Mr. Villafaña without good reason, or automatically on June 30, 2017, Mr. Villafaña will not be entitled to any severance or additional payments or benefits.

11.     Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 28, 2015	December 31, 2014

Clinical trial related expense	$270	$256
Professional services	59	54
Payroll and related expenses	24	36
Other	17	9
Accrued liabilities	$370	$355

12.      Stockholders’ Equity

Bridge Financing

On March 24, 2015, we entered into a securities purchase agreement with several investors, including Manny Villafaña, our Chairman and Chief Executive Officer, and Kips Bay Investments, LLC, one of our principal stockholders, pursuant to which we agreed to sell and the investors agreed to purchase in a private placement up to $3.25 million in shares of our common stock in four separate equal tranches. Under the terms of the securities purchase agreement, the first tranche is scheduled to occur as soon as reasonably practicable after we have received ten angiograms from patients enrolled in our eMESH I clinical feasibility trial who have had an eSVS Mesh implanted using the new surgical implant technique. The second, third and fourth tranches are scheduled to occur on or about the 90th, 180th and 270th day thereafter. Each of the tranches is subject to customary closing conditions and a condition that the clinical data received then to date by us from the eMESH I clinical feasibility trial demonstrates, to the reasonable satisfaction of each investor, together with any then recent communications with or from the FDA, that it is advisable for Kips Bay to continue with the feasibility trial and to continue to pursue marketing approval by the FDA for the eSVS Mesh. The per share purchase price of the shares of our common stock to be purchased by investors will be equal to the lesser of $0.14 per share or the closing sale price of our common stock on the trading day immediately prior to the closing of any tranche. In addition, each investor will receive a five-year warrant to purchase one share of our common stock for each two shares purchased by the investor at each tranche closing. The warrants will have a per share exercise price equal to 125% of the per share purchase price at the applicable closing. In light of the disappointing feasibility trial results received to date, we believe it is unlikely that we will be able to access funds under this bridge financing arrangement.

We agreed to use the net proceeds from the offering for working capital and general corporate purposes, including primarily funding the process of seeking regulatory approval to market the eSVS Mesh in the United States and abroad, including continuing human clinical trials. We agreed not to use any of the net proceeds to hire any sales personnel unless a decision is made by our Board of Directors to do so and Kips Bay Investments, LLC consents thereto, which consent may not be unreasonably withheld. We also agreed in the securities purchase agreement to limit our cash operating expenses (other than expenses directly attributable to, and reasonably necessary for the feasibility trial or pivotal trial and certain other specified expenses) to no more than an average of $208,000 per month, evaluated on a three-month rolling average basis, commencing on February 1, 2015, and continuing until the completion by us of an additional financing in an amount equal to at least $3.0 million.

We also agreed to increase the size of our board of directors and provide Kips Bay Investments, LLC with the right to designate two individuals for election to our Board of Directors (in addition to its current right to have two observers) and the investors party to the securities purchase agreement agreed to vote all of their shares of our common stock in favor of the election of such two director designees. To date, Kips Bay Investments, LLC has not designated two director nominees.

Common Stock Offering

On January 29, 2014, we completed a public offering of 6,035,000 shares of our common stock at a purchase price of $0.70 per share. All shares sold in the offering were newly issued by us. Gross proceeds from the offering were $4.2 million. After deducting the underwriting discounts and commissions and other expenses, we realized net proceeds of approximately $3.6 million. As additional consideration, we issued warrants to purchase an aggregate of 262,500 shares of our common stock to the underwriter and its designees. The warrants have a five-year term, an exercise price of $0.875 per share, or 125% of the purchase price of shares sold in the offering, and became exercisable on January 23, 2015, one year after the effective date of the offering.

13.     Stock-Based Compensation

2013 Equity Incentive Plan

The Kips Bay Medical, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) was adopted by the Board of Directors in March 2013 and approved by our stockholders at our annual meeting of stockholders held on May 22, 2013. The 2013 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2013 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2013 Plan have a maximum term of ten years and generally vest over one to four years for employees, at the rate of 25% of total shares underlying the option each year, and over one to three years for non-employees. Under the 2013 Plan, a total of 2,500,000 shares of common stock have been reserved for issuance. As of March 28, 2015, options to purchase 1,190,000 shares of common stock were outstanding under the 2013 Plan.

2007 Long-Term Incentive Plan

The Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) was adopted by the Board of Directors in July 2007. In conjunction with stockholder approval of the 2013 Plan, the Board terminated the 2007 Plan, although awards outstanding under the 2007 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2007 Plan have terms similar to those used under the 2013 Plan. As of March 28, 2015, options to purchase an aggregate of 1,252,501 shares of our common stock and restricted stock awards for 40,000 shares of our common stock remained outstanding under the 2007 Plan.

The amount of stock-based compensation recognized is based on the value of the portion of awards that are ultimately expected to vest. Guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of a surrendered option. We will re-evaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Research and development	$7	$37
Selling, general and administrative	37	84
Total stock-based compensation	$44	$121

A summary of option activity for the three months ended March 28, 2015 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2014	2,114,250	$1.98
Granted	500,000	0.21
Exercised	—	—
Forfeitures	(171,749)	0.85
Cancelled	—	—
Options outstanding at March 28, 2015	2,442,501	$1.70

Current year grants include options to purchase an aggregate of 410,000 shares of our common stock that were granted to our officers and certain employees to compensate them, in part, for temporary decreases in their base salaries in connection with our January 2015 reorganization.

Restricted Stock Awards

A summary of restricted stock award activity is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Awards outstanding at December 31, 2014	62,500	$3.67
Granted	—	—
Vested	22,500	8.00
Cancelled	—	—
Awards outstanding at March 28, 2015	40,000	$1.23

The fair value of each restricted stock award is equal to the fair market value of our common stock at the date of grant. Restricted stock awards vest over a period of time that varies with the purpose of the individual award. As of March 28, 2015, outstanding awards vest over a period of three years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. We recorded stock-based compensation expense for restricted stock grants of $28,000 and $51,000 for the three months ended March 28, 2015 and March 29, 2014, respectively.

Other Stock-Based Payments

In conjunction with the completion of our public offering in January 2014, we issued to the underwriter and its designees warrants to purchase an aggregate of 262,500 shares of our common stock at an exercise price of $0.875 per share, or 125% of the purchase price of shares sold in the public offering. These warrants have a five-year term and became exercisable on January 23, 2015, one year after the effective date of the public offering. These warrants were not issued under the 2013 Plan. See note 12 entitled “Stockholders’ Equity” above for additional information.

14.     Employee Benefit Plan

We sponsor an employee 401(k) retirement savings plan. We recorded contribution expenses of $10,000 and $16,000 for the three months ended March 28, 2015 and March 29, 2014, respectively.

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

On January 5, 2015, we reorganized our operations by eliminating staff positions, instituting salary reductions and reducing our non-clinical related operating expenses, in order to conserve our capital while we pursue the completion of the eMESH I clinical feasibility trial. As part of this reorganization, we reduced our personnel from thirteen to eight employees. These reductions included our two sales directors, two administrative positions and one operations position. In addition, our officers have agreed to accept temporary salary reductions. We believes that these actions will reduce our monthly cash operating expenses, excluding costs related to our eMESH I clinical feasibility trial, to approximately $200,000.

On March 24, 2015, we entered into a securities purchase agreement with several investors, including Manny Villafaña, our Chairman and Chief Executive Officer, and Kips Bay Investments, LLC, one of our principal stockholders, pursuant to which we agreed to sell and the investors agreed to purchase in a private placement up to $3.25 million in shares of our common stock in four separate equal tranches. Under the terms of the securities purchase agreement, the first tranche is scheduled to occur as soon as reasonably practicable after we have received ten angiograms from patients enrolled in our eMESH I clinical feasibility trial who have had an eSVS Mesh implanted using the new surgical implant technique. The second, third and fourth tranches are scheduled to occur on or about the 90th, 180th and 270th day thereafter. Each of the tranches is subject to customary closing conditions and a condition that the clinical data received then to date by us from the eMESH I clinical feasibility trial demonstrates, to the reasonable satisfaction of each investor, together with any then recent communications with or from the FDA, that it is advisable for Kips Bay to continue with the feasibility trial and to continue to pursue marketing approval by the FDA for the eSVS Mesh. The per share purchase price of the shares of our common stock to be purchased by investors will be equal to the lesser of $0.14 per share or the closing sale price on the trading day immediately prior to the closing of any tranche. In addition, each investor will receive a five-year warrant to purchase one share of our common stock for each two shares purchased by the investor at each tranche closing. The warrants will have a per share exercise price equal to 125% of the per share purchase price at the applicable closing. In light of the disappointing feasibility trial results received to date, we believe it is unlikely that we will be able to access funds under this bridge financing arrangement.

We agreed to use the net proceeds from the offering for working capital and general corporate purposes, including primarily funding the process of seeking regulatory approval to market the eSVS Mesh in the United States and abroad, including continuing human clinical trials. We agreed not to use any of the net proceeds to hire any sales personnel unless a decision is made by our Board of Directors to do so and Kips Bay Investments, LLC consents thereto, which consent may not be unreasonably withheld. We also agreed in the securities purchase agreement to limit our cash operating expenses (other than expenses directly attributable to, and reasonably necessary for the feasibility trial or pivotal trial and certain other specified expenses) to no more than an average of $208,000 per month, evaluated on a three-month rolling average basis, commencing on February 1, 2015, and continuing until the completion by us of an additional financing in an amount equal to at least $3.0 million.

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

We sell our eSVS Mesh to distributors who, in turn, sell to hospitals and clinics primarily in the European Union. Our eSVS Mesh is a novel product and we are not aware of the establishment of any specific or supplemental reimbursements for it. To date, sales of our eSVS Mesh have been limited and we do not expect sales to improve in the future until additional clinical data is available. We believe that sales of our eSVS Mesh have been, and will continue to be, adversely impacted by the limited amount of clinical data on the performance of the eSVS Mesh, limited reimbursements available to hospitals and the effects of economic difficulties in certain European countries. In November 2014, we reduced the price we charge our distributors from $1,200 to $700 per device. In addition, with our January 2015 reorganization, we terminated our two sales directors. As a result, we are not focusing our efforts on sales of the eSVS Mesh.

We are currently conducting the eMESH I clinical feasibility trial, the objective of which is to demonstrate the initial safety and performance of the eSVS Mesh for use as an external saphenous vein graft support device during CABG surgery. In March 2014, the FDA approved a combination of changes in the application of the eSVS Mesh to the SVG and to the surgical implant technique for the eSVS Mesh treated graft. During the first quarter of 2015, enrollment in the eMESH I clinical feasibility trial reached our targeted goal of 50 patients treated with the new surgical technique. As of March 28, 2015, 106 patients had been enrolled in the feasibility trial, including 50 patients implanted with the eSVS Mesh using the new surgical technique. As of May 8, 2015, we had received the results of ten patients who had an eSVS Mesh implanted using the new surgical implant technique. The SVGs supported with an eSVS Mesh in seven of these new technique patients were not patent at the time of their six-month follow-up angiogram and did not perform as well as the unsupported, or control, SVGs in the trial. We intend to closely monitor the results of additional patients who had an eSVS Mesh implanted using the new surgical implant technique in the feasibility trial and will reserve a final decision regarding the future of the feasibility trial until sufficient meaningful data has been received. We acknowledge that based upon the results from the angiograms of the initial 10 new technique patients, the results from the angiograms of the remaining new technique patients would need to be highly compelling to justify a decision by us to continue to move forward in seeking U.S. marketing approval for the eSVS Mesh. In the meantime, we intend to evaluate our strategic alternatives. Possible strategic alternatives include: further modification of our eSVS Mesh device and implant technique; the sale of the Company or our assets, including our intellectual property portfolio; or an orderly wind-down of our operations. No assurance can be provided that our eMESH I clinical feasibility trial will be successful, that the FDA will approve an IDE for a pivotal trial or that once these studies are concluded, we will receive U.S. marketing approval for the eSVS Mesh. If the eMESH I clinical feasibility trial is not successful, or if the FDA does not approve an IDE for a pivotal study, we would be forced to cease operations since we do not have any other products in development. In addition, we need additional financing to continue our operations, and in particular, to complete our eMESH I clinical feasibility trial. If we do not receive such additional financing, we would be forced to cease operations.

Financial Overview

Our net sales decreased 69.2% to $8,000 during the first quarter of 2015, as compared with the first quarter of 2014. We believe that sales of our eSVS Mesh have been, and will continue to be, adversely impacted by the limited amount of clinical data on the performance of the eSVS Mesh, limited reimbursements available to hospitals and the effects of economic difficulties in certain European countries. For the three months ended March 28, 2015 and March 29, 2014, we incurred net losses of $844,000 and $1.4 million, respectively, and negative cash flows from operating activities of $1.0 million and $1.4 million, respectively. We expect our losses to continue, albeit at lower levels after our January 2015 reorganization in which we scaled back our operations in order to conserve our capital while we pursue the completion of the eMESH I clinical feasibility trial.

Our cash, cash equivalents and short-term investments were $2.6 million as of March 28, 2015, compared to $3.6 million as of December 31, 2014. We believe our cash, cash equivalents and short-term investments as of March 28, 2015, will be sufficient to fund our planned operations through December 2015.

We will need additional funds to continue our operations thereafter and execute our business plan, including completing our current eMESH I clinical feasibility trial, planning for a required future pivotal trial and marketing and selling our eSVS Mesh in European and other international markets. We historically have financed our operations principally from the sale of equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. If we are unable to obtain additional financing when needed, we would need to terminate, significantly modify or delay development or commercialization of our eSVS Mesh, license to third parties the rights to commercialize the eSVS Mesh or new applications for the eSVS Mesh that we would otherwise seek to pursue, or cease operations.

Results of Operations

Comparison of the Three Months ended March 28, 2015 to the Three Months ended March 29, 2014 (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014	Percent Change
Net sales	$8	$26	(69.2)%
Cost of sales	(4)	(12)	(66.7)
Gross profit	4	14	(71.4)
Operating expenses:
Research and development	386	639	(39.6)
Selling, general and administrative	463	814	(43.1)
Total operating expenses	849	1,453	(41.6)
Other income:
Interest income	1	2	(50.0)
Net loss	$(844)	$(1,437)	(41.3)

Research and development and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options, warrants and restricted stock grants. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through March 28, 2015 vest upon time-based conditions. We expect to record additional non-cash stock-based compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our statements of comprehensive loss for the three months ended March 28, 2015 and March 29, 2014 (in thousands):

	Three Months Ended
	March 28, 2015	March 29,2014
Research and development	$7	$37
Selling, general and administrative	37	84
Total stock-based compensation	$44	$121

Net Sales and Gross Profit

Our net sales declined to $8,000 in the first quarter of 2015, a decrease of 69.2%, from $26,000 in the first quarter of 2014. Our gross profit declined to $4,000 in the first quarter of 2015, a decrease of 30%, from $14,000 in the first quarter of 2014. This decrease in net sales reflects the effects of our January 2015 reorganization in which we eliminated our two sales directors and focused our efforts on completing our current eMESH I clinical feasibility trial. As a result, we are not focusing on sales of the eSVS Mesh, at least not in the near foreseeable future.

Research and Development

Our research and development expenses decreased 39.6% to $386,000 in the first quarter of 2015, down from $639,000 in the first quarter of 2014. This decrease was due primarily to cost reductions realized from our January 5, 2015 reorganization in which we eliminated staff positions, instituted salary reductions and reduced our non-clinical related operating expenses. In addition, the costs we incurred for our eMESH I clinical feasibility trial declined during the current year period as our enrollment was nearly completed as of December 31, 2014. We expect our research and development expenses to decrease compared to the prior year periods due to our January 2015 reorganization.

Selling, General and Administrative

Our selling, general and administrative (“SG&A”) expenses decreased 43.1% to $463,000 in the first quarter of 2015, down from $814,000 in the first quarter of 2014. This decrease was due primarily to cost reductions implemented as part of our January 5, 2015 reorganization in which we eliminated staff positions, instituted salary reductions and reduced our non-clinical related operating expenses. We expect SG&A expenses to decrease compared to the prior year periods due to our January 2015 reorganization.

Interest Income

Interest income decreased to $1,000 in the first quarter of 2015 from $2,000 in the first quarter of 2014. This decrease resulted from a decrease in total investments and reduced earnings thereon as the average time to maturity for our investments decreased in the current year period.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 28, 2015 and December 31, 2014 and our cash flow data for the three months ended March 28, 2015 and March 29, 2014 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	March 28, 2015	December 31, 2014
Cash and cash equivalents	$2,564	$3,138
Short-term investments	50	457
Working capital	3,163	3,952

	Three Months Ended
Cash Flow Data	March 28, 2015	March 29, 2014
Cash provided by (used in):
Operating activities	$(981)	$(1,362)
Investing activities	407	754
Financing activities	—	3,644
Net (decrease) increase in cash and cash equivalents	$(574)	$3,036

Working Capital

Our total cash resources, including short-term investments, totaled $2.6 million as of March 28, 2015, compared to $3.6 million as of December 31, 2014. We had $416,000 in current liabilities, and $3.2 million in working capital as of March 28, 2015, compared to $433,000 in current liabilities and $4.0 million in working capital as of December 31, 2014.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.0 million in the three months ended March 28, 2015 compared to $1.4 million in the three months ended March 29, 2014. The net cash used in each of these periods primarily reflects the net loss for these periods, offset in part by non-cash stock-based compensation, depreciation and the effects of changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $407,000 in the three months ended March 28, 2015 compared to $754,000 in the three months ended March 29, 2014. Cash provided by investing activities is primarily related to maturities of short-term investments.

Net Cash Provided by Financing Activities

There was no cash used in or provided by financing activities in the first quarter of 2015. Net cash provided by financing activities was $3.6 million in the three months ended March 29, 2014. Net cash provided by financing activities in the prior year period was comprised of net proceeds from our January 2014 underwritten public offering of common stock.

Capital Requirements

We expect to incur substantial expenses and generate significant operating losses as we continue to execute our business strategy, and in the short-term, complete our current eMESH I clinical feasibility trial and plan for a required future pivotal trial.

Our future capital uses and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●

the progress of clinical trials required to support our applications for regulatory approvals, including our human clinical trials in the United States, and more specifically, in the short-term, our eMESH I clinical feasibility trial;

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

While our distributors continue to market our eSVS Mesh in select European and other international markets, our sales to date have been limited and negatively affected by the limited amount of clinical data on the performance of the eSVS Mesh, limited reimbursements available to hospitals and the effects of economic difficulties in certain European countries. We expect our sales to remain at limited levels until additional clinical study data is available, especially in light of our January 2015 decision to curtail our sales activities and the covenant in our March 24, 2015 securities purchase agreement that prohibits us from hiring any sales personnel.

To date, we have used primarily equity and convertible debt financings to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future.

On March 24, 2015, we entered into a securities purchase agreement with several investors, including Manny Villafaña, our Chairman and Chief Executive Officer, and Kips Bay Investments, LLC, one of our principal stockholders, pursuant to which we agreed to sell and the investors agreed to purchase in a private placement up to $3.25 million in shares of our common stock in four separate equal tranches. Under the terms of the securities purchase agreement, the first tranche is scheduled to occur as soon as reasonably practicable after we have received ten angiograms from patients enrolled in our eMESH I clinical feasibility trial who have had an eSVS Mesh implanted using the new surgical implant technique. The second, third and fourth tranches are scheduled to occur on or about the 90th, 180th and 270th day thereafter. Each of the tranches is subject to customary closing conditions and a condition that the clinical data received then to date by us from the eMESH I clinical feasibility trial demonstrates, to the reasonable satisfaction of each investor, together with any then recent communications with or from the FDA, that it is advisable for Kips Bay to continue with the feasibility trial and to continue to pursue marketing approval by the FDA for the eSVS Mesh. The per share purchase price of the shares of our common stock to be purchased by investors will be equal to the lesser of $0.14 per share or the closing sale price on the trading day immediately prior to the closing of any tranche. In addition, each investor will receive a five-year warrant to purchase one share of our common stock for each two shares purchased by the investor at each tranche closing. The warrants will have a per share exercise price equal to 125% of the per share purchase price at the applicable closing. In light of the disappointing feasibility trial results received to date, we believe it is unlikely that we will be able to access funds under this bridge financing arrangement.

We agreed to use the net proceeds from the offering for working capital and general corporate purposes, including primarily funding the process of seeking regulatory approval to market the eSVS Mesh in the United States and abroad, including continuing human clinical trials. We agreed not to use any of the net proceeds to hire any sales personnel unless a decision is made by our Board of Directors to do so and Kips Bay Investments, LLC consents thereto, which consent may not be unreasonably withheld. We also agreed in the securities purchase agreement to limit our cash operating expenses (other than expenses directly attributable to, and reasonably necessary for the feasibility trail or pivotal trial and certain other specified expenses) to no more than an average of $208,000 per month, on a three-month rolling average basis, commencing on February 1, 2015, and continuing until the completion by us of an additional financing in an amount equal to at least $3.0 million.

Our cash, cash equivalents and short-term investments were $2.6 million as of March 28, 2015, compared to $3.6 million as of December 31, 2014. We believe our cash, cash equivalents and short-term investments as of March 28, 2015 will be sufficient to fund our planned operations through December 2015.

As of March 28, 2015, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all.

We will need additional funds to continue our operations thereafter and execute our business plan, including completing our current eMESH I clinical feasibility trial, planning for a required future pivotal trial and marketing and selling our eSVS Mesh in European and other international markets. We historically have financed our operations principally from the sale of equity securities. While we have been successful in the past in obtaining the necessary capital to support our operations, and have similar future plans to obtain additional financing, there is no assurance that we will be able to obtain additional financing under commercially reasonable terms and conditions, or at all. If we are unable to obtain additional financing when needed, we would be required to terminate, significantly modify or delay our clinical programs, reduce our planned commercialization efforts, or obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently or consider other strategic alternatives, including ceasing operations and liquidating our company.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the interests of our current stockholders would be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. If we issue preferred stock, it could affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any of these events could adversely affect our ability to achieve our regulatory approvals and commercialization goals and harm our business.

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

Our future success is dependent upon our ability to obtain additional financing, the success of our current eMESH I clinical feasibility trial and a required future pivotal trial, our ability to obtain U.S. marketing approval for our eSVS Mesh and our ability to market and sell our eSVS Mesh. If we are unable to obtain additional financing when needed, if our eMESH I clinical feasibility trial is not successful, if the FDA does not approve an IDE for a pivotal trial or if once these studies are concluded, we do not receive U.S. marketing approval for the eSVS Mesh, we would not be able to continue as a going concern and would be forced to cease operations. The unaudited interim financial statements included this report have been prepared assuming that we will continue as a going concern and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our audited financial statements, included in Part II, Item 8, of our annual report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes to our critical accounting policies and estimates.

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

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, operating results and business. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. The use of future dates also may indicate a forward-looking statement. The forward-looking statements in this report include, but are not limited to, statements regarding uses for and benefits of our technology, the timing of and strategy for governmental approvals and product introductions, the commencement and cost of clinical trials and post-market studies, our expectations regarding the success of our eMESH I clinical feasibility trial, continued operating losses, future sales levels, research and development expenses and SG&A expenses, continued negative net cash flow from operations, recording additional non-cash compensation expenses, the adequacy of our capital resources to fund planned operations, our need for and ability to raise additional financing and operating and capital requirement expectations. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from the information expressed or implied by our forward-looking statements. These risks and uncertainties include, among others:

●

the status of our eMESH I clinical feasibility trial, including enrollment, completion and the results, and our actions and the actions of the FDA in response to the results from our feasibility trial, including whether to continue the feasibility trial, commence a pivotal trial, or in the case of the FDA, approval of a future pivotal trial;

●

our need for and ability to obtain additional capital when needed or on acceptable terms, and the terms of any such additional financing, which could be highly dilutive and adversely affect the rights of its current stockholders;

●

our ability to sustain our operations if we are unable to obtain additional financing when needed or if the results of our eMESH I clinical feasibility trial are not sufficient to allow us to proceed to a pivotal trial;

●

our ability to commercialize and market acceptance of our eSVS Mesh technology and our ability to sell our eSVS Mesh in Europe and other international countries where we have received required regulatory approvals;

●	our ability to demonstrate with human clinical data that our eSVS Mesh is safe and improves the long term patency of saphenous vein grafts as compared to traditional CABG surgery;

●	our ability to obtain and maintain foreign and domestic regulatory approvals of our eSVS Mesh technology;

●	our ability to obtain coverage and reimbursement from third-party payors for our eSVS Mesh technology and the extent of such coverage;

●	the successful development of our distribution and marketing capabilities;

●	our ability to attract and retain scientific, regulatory, and sales and marketing support personnel;

●	our ability to obtain and maintain intellectual property protection for our eSVS Mesh technology;

●	any future litigation regarding our business, including product liability claims;

●	changes in governmental laws and regulations relating to healthcare;

●	the availability and cost of third-party products and the ability of our suppliers to timely meet our demands;

●	changes affecting the medical device industry;

●	general and economic business conditions; and

●	the other risks described under “Part I - Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see the information under the heading “Part I – Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2014. The risks and uncertainties described above and under the heading “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014 are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

This Item 3 is not applicable to us as a smaller reporting company and has been omitted.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 28, 2015, our disclosure controls and procedures were effective in ensuring that information relating to Kips Bay Medical, Inc. required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

Not applicable.

Item 1A.     Risk Factors.

This Item 1A is not applicable to us as a smaller reporting company and has been omitted.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the first quarter of 2015, we entered into a securities purchase agreement with several investors, including Manny Villafaña, our Chairman and Chief Executive Officer, and Kips Bay Investments, LLC, one of our principal stockholders, pursuant to which we agreed to sell and the investors agreed to purchase in a private placement up to $3.25 million in shares of our common stock in four separate equal tranches. The per share purchase price of the shares of our common stock to be purchased by investors will be equal to the lesser of $0.14 per share or the closing sale price on the trading day immediately prior to the closing of any tranche. In addition, each investor will receive a five-year warrant to purchase one share of our common stock for each two shares purchased by the investor at each tranche closing. The warrants will have a per share exercise price equal to 125% of the per share purchase price at the applicable closing. All of the investors in the private placement are institutional and other accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The offer of these securities was made and the sale of the securities will be made to these investors in reliance upon exemptions from the registration requirements pursuant to Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder. There was no general solicitation or advertising with respect to the private placement and each of the investors provided written representations of an intent to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities. We will place appropriate legends on the share certificates representing any shares issued in the private placement.

During the first quarter of 2015, we issued stock options to purchase an aggregate of 410,000 shares at a weighted average exercise price of $0.22 per share to five employees under the Kips Bay Medical, Inc. 2013 Equity Incentive Plan to compensate them, in part, for temporary decreases in their base salaries in connection with our January 2015 reorganization. These options vest and become exercisable on the one-year anniversary of the grant date. All such options expire on the ten-year anniversary of the grant date. These issuances were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The offer and sale of the options were limited to these five individuals, and the agreements representing these securities bear a restrictive legend.

During the first quarter of 2015, we issued stock options to purchase an aggregate of 90,000 shares at a weighted average exercise price of $0.18 per share to employees under the Kips Bay Medical, Inc. 2013 Equity Incentive Plan. These options vest and become exercisable four equal installments beginning on the one-year anniversary of the grant date and continuing for the next three anniversaries of the grant date. All such options expire on the ten-year anniversary of the grant date. These issuances were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The offer and sale of the options were limited to employees and the agreements representing these securities bear a restrictive legend.

During the first quarter of 2015, we did not issue or sell any other equity securities of ours without registration under the Securities Act of 1933, as amended.

Issuer Purchasers of Equity Securities

During the first quarter of 2015, we did not purchase any shares of our common stock or other equity securities of ours. Our Board of Directors has not authorized any repurchase plan or program for the purchase of shares of our common stock or other securities in the open market or otherwise.

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

KIPS BAY MEDICAL, INC.

Date: May 12, 2015	/s/ Manny Villafaña
Manny Villafaña Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott Kellen
Scott Kellen Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

KIPS BAY MEDICAL, INC.
FORM 10-Q

EXHIBIT INDEX

Exhibit Number	Description

10.1

Securities Purchase Agreement, dated as of March 24, 2015, among Kips Bay Medical, Inc. and the Investors party thereto —incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on March 24, 2015 (File No. 001-35080).

10.2

Registration Rights Agreement, dated as of March 24, 2015, among Kips Bay Medical, Inc. and the Investors party thereto —incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on March 24, 2015 (File No. 001-35080).

10.3

Form of Warrant to Purchase Shares of Common Stock of Kips Bay Medical, Inc. —incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on March 24, 2015 (File No. 001-35080).

10.4

Employment Agreement, effective as of July 1, 2015, by and between Kips Bay Medical, Inc. and Manuel A. Villafaña —incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed with the SEC on March 24, 2015 (File No. 001-35080).

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

101+

Financial statements from the quarterly report on Form 10-Q of Kips Bay Medical, Inc. for the quarter ended March 28, 2015, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

_________________________

+       Filed herewith.

++     Furnished herewith.