Form 10-Q
period 2015-06-27
Kips Bay Medical, Inc.
filed 2015-08-06
CIK 1460198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

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

There were 33,014,079 shares of common stock, par value $0.01, Kips Bay Medical, Inc. outstanding as of the close of business on August 4, 2015.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Kips Bay Medical, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	June 27, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,903	$3,138
Short-term investments, net	50	457
Accounts receivable	19	8
Inventories, net	—	673
Prepaid expenses and other current assets	174	109
Total current assets	2,146	4,385
Property and equipment, net	16	353
Total assets	$2,162	$4,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2	$78
Accrued liabilities	466	355
Total current liabilities	468	433
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 27, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 33,014,079 issued and outstanding as of June 27, 2015 and December 31, 2014, respectively	330	330
Additional paid-in capital	45,573	45,492
Accumulated deficit	(44,209)	(41,517)
Total stockholders’ equity	1,694	4,305
Total liabilities and stockholders’ equity	$2,162	$4,738

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Net sales	$16	$31	$24	$57
Cost of sales	(8)	(14)	(12)	(26)
Gross profit	8	17	12	31

Operating expenses
Research and development	433	652	819	1,292
Selling, general and administrative	444	795	907	1,609
Impairment of manufacturing equipment and inventory	979	—	979	—
Operating loss	(1,848)	(1,430)	(2,693)	(2,870)
Interest income	—	2	1	4
Net loss	$(1,848)	$(1,428)	$(2,692)	$(2,866)
Basic and diluted net loss per share	$(0.06)	$(0.04)	$(0.08)	$(0.09)
Weighted average shares outstanding – basic and diluted	33,014,079	33,014,079	33,014,079	31,939,353

Comprehensive loss	$(1,848)	$(1,428)	$(2,692)	$(2,866)

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net loss	$(2,692)	$(2,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of manufacturing equipment and inventory	979	—
Depreciation expense	17	26
Stock-based compensation	81	221
Loss on disposal of assets	2	—
Amortization of premium on short-term investments	—	14
Changes in operating assets and liabilities:
Accounts receivable	(11)	14
Inventories	12	66
Prepaid expenses and other current assets	(65)	(111)
Accounts payable	(76)	(113)
Accrued liabilities	111	159
Net cash used in operating activities	(1,642)	(2,590)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	406	2,569
Purchases of short-term investments	—	(1,216)
Proceeds from the sale of property and equipment	1	—
Purchases of property and equipment	—	(2)
Net cash provided by investing activities	407	1,351
Cash flows from financing activities:
Proceeds from sale of common stock in a public offering, net of issuance costs of $581	—	3,643
Net cash provided by financing activities	—	3,643
Net (decrease) increase in cash and cash equivalents	(1,235)	2,404
Cash and cash equivalents at beginning of period	3,138	2,316
Cash and cash equivalents at end of period	$1,903	$4,720

See accompanying notes to financial statements.

Kips Bay Medical, Inc.

Notes to Financial Statements

1.	Business

Kips Bay Medical, Inc. (“Kips Bay,” the “Company,” “we”, “us” or “our”) is a medical device company that was focused on developing, manufacturing and commercializing our external saphenous vein support technology, or eSVS® Mesh, for use in coronary artery bypass grafting, or CABG, surgery. Our eSVS Mesh was designed to be fitted like a sleeve on the outside of a saphenous vein graft, or SVG, to strengthen an SVG used in coronary artery bypass graft surgery. By strengthening the SVG and preventing the damaging expansion of the vein graft, we had hoped to reduce or prevent the resulting injury which can lead to SVG failure and potentially costly and complicated re-interventions for patients undergoing CABG surgery.

We received authorization to apply the CE Mark to our eSVS Mesh in May 2010 and began marketing and commenced shipments in select international markets in June 2010. Sales of our eSVS Mesh were limited and we believe were adversely impacted by the limited amount of clinical data on the performance of the eSVS Mesh, limited reimbursements available to hospitals and, during the past several years, the effects of economic difficulties in certain European countries. For the past three years, we conducted the eMESH I clinical feasibility trial, the objective of which was to demonstrate to the U.S. Food and Drug Administration, or FDA, the initial safety and performance of the eSVS Mesh for use as an external saphenous vein graft support device during CABG surgery. The trial completed enrollment in March 2015 with 106 patients, including 50 patients enrolled with a new surgical implant technique approved by the FDA in March 2014. On June 26, 2015, the Board of Directors of the Company terminated the eMESH I clinical feasibility trial due to poor early angiographic results from 26 enrolled patients who had an eSVS Mesh implanted using the new surgical implant technique. In July 2015, we voluntarily surrendered our CE Mark, terminated all distributor relationships and ceased all efforts to sell the eSVS Mesh. See note 15 entitled “Subsequent Events”.

Proposed Voluntary Dissolution and Liquidation

On June 26, 2015, in light of the termination of our feasibility trial, the results of our review of available strategic alternatives and our cash position, the Board of Directors of the Company unanimously approved a plan of dissolution and liquidation of the Company (the “Plan of Dissolution and Liquidation”). Of the strategic alternatives available to the Company, the Board of Directors determined that it is in the best interests of the Company and our stockholders to dissolve the Company, wind up our operations and return remaining cash, if any, to our stockholders. The Board of Directors made this decision after completing an exhaustive evaluation of various strategic alternatives available to the Company for enhancing stockholder value, including but not limited to, continued execution of our business plan and further modification of our eSVS Mesh device and implant technique; the sale of the Company or our assets, including our intellectual property portfolio; partnering or other collaboration agreements; and a merger, reverse merger or other strategic transaction. At our upcoming 2015 Annual Meeting of Stockholders (the “2015 Annual Meeting”), currently scheduled for September 22, 2015, stockholders of record as of July 27, 2015 will be asked to approve, among other proposals, the voluntary dissolution and liquidation of the Company pursuant to the Plan of Dissolution and Liquidation.

2.	Risks and Uncertainties

On June 26, 2015, the Board of Directors terminated the eMESH I clinical feasibility trial due to poor early angiographic results from 26 enrolled patients who had an eSVS Mesh implanted using the new surgical implant technique and determined that the dissolution and liquidation of the Company was advisable and in the best interest of the Company and stockholders. In July 2015, we voluntarily surrendered our CE Mark, terminated all distributor relationships and ceased all efforts to sell the eSVS Mesh. See note 15 entitled “Subsequent Events”.

Although the Board of Directors has recommended that our stockholders approve the Plan of Dissolution and Liquidation at the upcoming 2015 Annual Meeting, no assurance can be provided that our stockholders will approve the Plan of Dissolution and Liquidation. If the Plan of Dissolution and Liquidation is approved by our stockholders, we plan to file a Certificate of Dissolution with the Delaware Secretary of State dissolving the Company and proceed with winding down our operations. The Board of Directors will have the authority to and may modify the Plan of Dissolution and Liquidation at any time, notwithstanding stockholder approval, should a superior alternative arise before the effective time of filing the Certificate of Dissolution with the Delaware Secretary of State and the Board of Directors determines that such action would be in the best interests of the Company and stockholders. Moreover, prior to the effective time of the filing of the Certificate of Dissolution, the Board of Directors may abandon the Plan of Dissolution and Liquidation altogether without further stockholder approval.

We incurred a net loss of $2.7 million and negative cash flows from operating activities of $1.6 million for the six months ended June 27, 2015, which is down from a net loss of $2.9 million and negative cash flows from operating activities of $2.6 million for the six months ended June 28, 2014. Our net loss for the six months ended June 27, 2015 includes a $1.0 million non-cash charge for the impairment of manufacturing equipment and inventory related to our eSVS Mesh. We expect to continue to incur substantial losses and to generate negative net cash flows from operating activities as we pursue stockholder approval of the Plan of Dissolution and Liquidation. As of June 27, 2015, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of convertible debt and equity securities. If our stockholders do not approve the Plan of Dissolution and Liquidation, it is highly unlikely that we would be able to obtain additional financing under commercially reasonable terms and conditions, or at all, to fund the activities required to entertain other strategic alternatives for the Company and it is highly likely that we would be forced at that time to seek an informal dissolution and liquidation of the Company or protection under the U.S. federal bankruptcy laws.

All of these factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Under the Financial Accounting Standards Board, or FASB, Accounting Standards Update 2013-07, Liquidation Basis of Accounting, entities are required to begin preparing financial statements on a liquidation basis of accounting when liquidation is imminent. Liquidation is considered to be imminent when (1) a liquidation plan has been approved by those with the authority to do so and the chance of the plan being blocked by other parties is remote or (2) a liquidation plan is imposed by other forces (e.g., involuntary bankruptcy). In either case, the likelihood that the entity will return from liquidation must be remote. In order to meet this criteria, among other factors, the plan for dissolving our company, which would be followed by liquidation, must be approved by the person or persons with the authority to make such a plan effective, which in this instance, is our stockholders. If the Plan of Dissolution and Liquidation is approved by our stockholders at the 2015 Annual Meeting, currently scheduled for September 22, 2015, we would then prospectively prepare our financial statements on a liquidation basis of accounting.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncement

In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update No. 2014-09 (ASU 2014-09)), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2016 (our fiscal 2017), although the FASB has voted to propose a deferral of the effective date of the standard for one year. We are currently evaluating the impact of adopting ASU 2014-09 on our financial statements.

4.	Liquidity and Management’s Plans

As of June 27, 2015, we had $2.0 million of cash, cash equivalents and short-term investments. We believe our cash, cash equivalents and short-term investments as of June 27, 2015 will be sufficient to pay off all of our current and anticipated liabilities and to conduct an orderly wind down of our operations, although no assurance can be provided that we have sufficient cash resources to do so.

Subsequent to our January 2014 public offering of our common stock, we have been unable to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds in the event we need them, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. Prior to issuing any capital stock we must obtain the consent of Kips Bay Investments, LLC, one of our significant stockholders, and no assurance can be provided that Kips Bay Investments, LLC would provide such consent, which could limit our ability to raise additional financing.

Although we entered into a bridge financing arrangement in March 2015, we believe it is highly unlikely that we will be able to access funds under this arrangement in light of the disappointing clinical results we have received and the termination of our eMESH I clinical feasibility trial. See note 12 entitled “Stockholders’ Equity.”

If our stockholders do not approve the Plan of Dissolution and Liquidation, it is highly unlikely that we would be able to obtain additional financing under commercially reasonable terms and conditions, or at all, to fund the activities required to entertain other strategic alternatives for our company and it is highly likely that we would be forced at that time to seek an informal dissolution and liquidation of our company or protection under the U.S. federal bankruptcy laws.

5.	Inventories

Inventories include purchased materials, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

In July 2015, we voluntarily surrendered our CE Mark, terminated all distributor relationships and ceased all efforts to sell the eSVS Mesh. As a result, we are unable to promote or sell the eSVS Mesh device and due to the custom nature of our component inventory, we do not believe that we will be able to realize any value in the disposition of our inventory. We recorded a valuation allowance of $661,000 as of June 27, 2015, which reduced our net inventory carrying value and cost basis to zero. See note 15 entitled “Subsequent Events”.

Inventories, net, consist of the following (in thousands):

	June 27, 2015	December 31, 2014
Raw materials	$80	$80
Work in process	304	306
Finished goods	277	287
Reserve for valuation allowance	(661)	—
Total	$—	$673

6.	Net Loss per Share

The following table summarizes our calculation of net loss per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net loss	$(1,848)	$(1,428)	(2,692)	$(2,866)
Weighted average shares outstanding—basic and diluted	33,014,079	33,014,079	33,014,079	31,939,353
Basic and diluted net loss per share	$(0.06)	$(0.04)	(0.08)	$(0.09)

The following outstanding potential common shares are not included in diluted net loss per share calculations as their effects would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Employee and non-employee stock options	2,396,250	1,936,750	2,396,250	1,936,750
Common shares issuable to underwriters under option purchase agreements	865,625	865,625	865,625	865,625
Common shares issuable to outside consultant under common stock purchase warrant	75,000	75,000	75,000	75,000

7.	Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 27, 2015	December 31, 2014
Cash and cash equivalents
Cash	$467	$508
Money market funds	1,436	2,379
Bank certificate of deposit	—	251
Total cash and cash equivalents	$1,903	$3,138

Short-term investments
Bank certificates of deposit	$50	$50
Corporate debt securities	—	407
Total short-term investments	$50	$457

8.	Fair Value of Financial Instruments

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

A summary of financial assets measured at fair value on a recurring basis at June 27, 2015 and December 31, 2014 is as follows (in thousands):

	June 27, 2015				December 31, 2014
	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$1,436	$1,436	$—	$—	$2,379	$2,379	$—	$—
Bank certificates of deposit	50	—	50	—	301		301	—
Corporate debt securities	—	—	—	—	407		407	—
Total	$1,486	$1,436	$50	$—	$3,087	$2,379	$708	$—

As of June 27, 2015 and December 31, 2014, the remaining contractual maturities of all short-term investments were less than six months. Due to the short-term nature of our investments, amortized cost approximates fair value for all investments.

9.	Property and Equipment

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment, or other long-lived assets, should be evaluated for possible impairment. If impairment is indicated, we write down the carrying value of the asset to its estimated fair value.

We primarily employ two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties or (ii) the present value of estimated expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

In July 2015, we voluntarily surrendered our CE Mark, terminated all distributor relationships and ceased all efforts to sell our eSVS Mesh. As a result, we are unable to promote or sell our eSVS Mesh device. We evaluated the recoverability of our manufacturing equipment, which is entirely related to the production of our eSVS Mesh, and determined that these assets were impaired. Due to the custom nature of our manufacturing equipment, our inability to secure a strategic partner or buyer, we do not believe that we will be able to realize any significant value in the disposition of our manufacturing equipment. We recorded an impairment charge of $318,000, which represented the full net book value of these assets, as of June 27, 2015. See note 15 entitled “Subsequent Events”.

Property and equipment, net, consists of the following (in thousands):

	June 27, 2015	December 31, 2014
Furniture and fixtures	$58	$58
Machinery, equipment and tooling	18	505
Computers and software	84	193
Leasehold improvements	52	90
Accumulated depreciation	(196)	(493)
Property and equipment, net	$16	$353

Depreciation expense for the three months ended June 27, 2015 and June 28, 2014 was $17,000 and $26,000, respectively.

10.	Commitments and Contingencies

Royalty Payments

The core intellectual property relating to our eSVS Mesh was acquired from Medtronic, Inc. pursuant to an Assignment and License Agreement dated October 9, 2007. As consideration for the assignment of such intellectual property, we have agreed to pay Medtronic, Inc. a royalty of 4% on sales of our eSVS Mesh. Royalty obligations are payable 60 days after the end of each fiscal quarter, are recorded as a component of our cost of sales and will terminate upon the earlier of the expiration of all of the patents and patent applications acquired from Medtronic, Inc., or when the aggregate royalties paid reaches $100.0 million. We recognized royalty expense of $1,000 and $2,000 for the six months ended June 27, 2015 and June 28, 2014, respectively.

Villafaña Employment Agreement

In March 2015, we entered into a new employment agreement with Manny Villafaña, Chairman and Chief Executive Officer of the Company. The new employment agreement became effective on July 1, 2015 and replaced in its entirety our prior employment agreement with Mr. Villafaña dated July 25, 2012, which, by its terms, expired on July 1, 2015. The new employment agreement will automatically terminate on June 30, 2017.

The new employment agreement contemplates a succession plan for Mr. Villafaña and provides that Mr. Villafaña will continue in his current positions as our Chairman of the Board, Chief Executive Officer and President, unless and until such time as the Board of Directors notifies Mr. Villafaña of his transition to the position of Executive Chairman of the Board. The new employment agreement provides for an annual base salary equal to Mr. Villafaña’s recently reduced salary of $215,000, provided, however, that in the event Mr. Villafaña becomes Executive Chairman, we will pay Mr. Villafaña (i) a base salary of $150,500 per year for the first 12 months that Mr. Villafaña serves as Executive Chairman, and (ii) a base salary of $107,500 per year thereafter until the earlier of June 30, 2017 or the date of termination, in either event prorated to the amount of time in each period actually spent employed as Executive Chairman. In the event that the new employment agreement is terminated by us without cause, upon Mr. Villafaña’s death, or by Mr. Villafaña for good reason, Mr. Villafaña will be entitled to severance pay comprised of Mr. Villafaña’s ending base salary through June 30, 2017 and the pro-rata amount of any annual target incentive bonus that Mr. Villafaña would have been paid had he remained employed. These payments are conditioned upon our receipt of a separation agreement and a release of claims from Mr. Villafaña and Mr. Villafaña’s agreement to provide consulting and advisory services to us without additional pay, from time to time as needed by us during the severance period. In the event that the new employment agreement is terminated by us for cause, by us upon a Board determination to cease operations, upon Mr. Villafaña’s disability, by Mr. Villafaña without good reason, or automatically on June 30, 2017, Mr. Villafaña will not be entitled to any severance or additional payments or benefits.

11.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 27, 2015	December 31, 2014
Clinical trial related expense	$318	$256
Professional services	89	54
Payroll and related expenses	45	36
Other	14	9
Accrued liabilities	$466	$355

12.	Stockholders’ Equity

Bridge Financing

On March 24, 2015, we entered into a securities purchase agreement with several investors, including Manny Villafaña, our Chairman and Chief Executive Officer, and Kips Bay Investments, LLC, one of our principal stockholders, pursuant to which we agreed to sell and the investors agreed to purchase in a private placement up to $3.25 million in shares of our common stock in four separate equal tranches. Each of the tranches was subject to a condition that the clinical data received then to date by us from the eMESH I clinical feasibility trial demonstrates, to the reasonable satisfaction of each investor, together with any then recent communications with or from the FDA, that it is advisable for Kips Bay to continue with the feasibility trial and to continue to pursue marketing approval by the FDA for the eSVS Mesh, in addition to customary closing conditions. The per share purchase price of the shares of our common stock to be purchased by investors was to be equal to the lesser of $0.14 per share or the closing sale price of our common stock on the trading day immediately prior to the closing of any tranche. In addition, each investor would have received a five-year warrant to purchase one share of our common stock for each two shares purchased by the investor at each tranche closing. The warrants would have had a per share exercise price equal to 125% of the per share purchase price at the applicable closing. In light of the disappointing clinical results we have received, we have terminated our eMESH I clinical feasibility trial and believe it is highly unlikely that we will be able to access funds under this bridge financing arrangement.

We agreed to use the net proceeds from the offering for working capital and general corporate purposes, including primarily funding the process of seeking regulatory approval to market the eSVS Mesh in the United States and abroad, including continuing human clinical trials. We further agreed not to use any of the net proceeds to hire any sales personnel, without the consent of Kips Bay Investments, LLC, and to limit our cash operating expenses (other than expenses directly attributable to, and reasonably necessary for the feasibility trial or pivotal trial and certain other specified expenses) to no more than an average of $208,000 per month, evaluated on a three-month rolling average basis, commencing on February 1, 2015, and continuing until the completion by us of an additional financing in an amount equal to at least $3.0 million.

We also agreed to increase the size of the Board of Directors and provide Kips Bay Investments, LLC with the right to designate two individuals for election to the Board of Directors (in addition to its current right to have two observers) and the investors party to the securities purchase agreement agreed to vote all of their shares of our common stock in favor of the election of such two director designees. To date, Kips Bay Investments, LLC has not designated two director nominees.

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

2013 Equity Incentive Plan

The Kips Bay Medical, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) was adopted by the Board of Directors in March 2013 and approved by our stockholders at our annual meeting of stockholders held on May 22, 2013. The 2013 Plan permits the granting of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other stock awards to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2013 Plan at no less than the fair market value of the underlying common stock as of the date of grant. Options granted under the 2013 Plan have a maximum term of ten years and generally vest over one to four years for employees, at the rate of 25% of total shares underlying the option each year, and over one to three years for non-employees. Under the 2013 Plan, a total of 2,500,000 shares of common stock have been reserved for issuance. As of June 27, 2015, options to purchase 1,215,000 shares of common stock were outstanding under the 2013 Plan.

2007 Long-Term Incentive Plan

The Kips Bay Medical, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) was adopted by the Board of Directors in July 2007. In conjunction with stockholder approval of the 2013 Plan, the Board terminated the 2007 Plan, although awards outstanding under the 2007 Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the 2007 Plan have terms similar to those used under the 2013 Plan. As of June 27, 2015, options to purchase an aggregate of 1,181,250 shares of our common stock and restricted stock awards for 20,000 shares of our common stock remained outstanding under the 2007 Plan.

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

Stock-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Research and development	$20	$32	$27	$69
Selling, general and administrative	17	68	54	152
Total stock-based compensation	$37	$100	$81	$221

A summary of option activity for the three months ended June 27, 2015 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2014	2,114,250	$1.98
Granted	540,000	0.21
Exercised	—	—
Forfeitures	(171,749)	0.85
Cancelled	(86,251)	1.77
Options outstanding at June 27, 2015	2,396,250	$1.62

Current year grants include options to purchase an aggregate of 450,000 shares of our common stock that were granted to our officers and certain employees to compensate them, in part, for temporary decreases in their base salaries in connection with our January 2015 reorganization.

Restricted Stock Awards

A summary of restricted stock award activity is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Awards outstanding at December 31, 2014	62,500	$3.67
Granted	—	—
Vested	42,500	4.81
Cancelled	—	—
Awards outstanding at June 27, 2015	20,000	$1.23

The fair value of each restricted stock award is equal to the fair market value of our common stock at the date of grant. Restricted stock awards vest over a period of time that varies with the purpose of the individual award. As of June 27, 2015, outstanding awards vest over a period of three years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. We recorded stock-based compensation expense for restricted stock grants of $34,000 and $102,000 for the six months ended June 27, 2015 and June 28, 2014, respectively.

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

We sponsor an employee 401(k) retirement savings plan. We recorded contribution expenses of $18,000 and $32,000 for the six months ended June 27, 2015 and June 28, 2014, respectively.

15.	Subsequent Events

On June 26, 2015, we terminated our eMESH I clinical feasibility trial due to poor early angiographic results from 26 enrolled patients who had an eSVS Mesh implanted using the new surgical implant technique. In addition, in light of the termination of our feasibility trial, the results of our review of available strategic alternatives and our current cash position, the Board of Directors of the Company unanimously approved a plan of dissolution and liquidation of the Company. Of the strategic alternatives available to the Company, the Board of Directors determined that it is in the best interests of the Company and its stockholders to dissolve the Company, wind up its operations and return remaining cash, if any, to our stockholders. The Board of Directors made its decision to approve a plan of dissolution and liquidation of the Company after completing an exhaustive evaluation of various strategic alternatives available to the Company for enhancing stockholder value, including but not limited to, continued execution of our business plan and further modification of our eSVS Mesh device and implant technique; the sale of the Company or our assets, including our intellectual property portfolio; partnering or other collaboration agreements; and a merger, reverse merger or other strategic transaction.

Considering the termination of our feasibility trial and intent to wind down our operations, we also implemented further cost-reduction measures, including additional staff terminations, beginning in our fiscal third quarter of this year.

In July 2015, we voluntarily surrendered our CE Mark, terminated all distributor relationships and ceased all efforts to sell the eSVS Mesh.

Villafaña Employment Agreement

On July 20, 2015, we entered into a letter agreement with Mr. Villafaña amending his employment agreement in light of the then recent decision by the Board of Directors of the Company to seek stockholder approval of a voluntary dissolution and liquidation of the Company pursuant to the Plan of Dissolution and Liquidation. The material terms of the letter agreement with Mr. Villafaña are as follows: (1) Mr. Villafaña will continue in his present full time positions of Chairman of the Board, Chief Executive Officer and President until the completion of the 2015 Annual Meeting; (2) after completion of the 2015 Annual Meeting, Mr. Villafaña will resign from all positions with the Company including as a director, officer and employee of the Company effective immediately; (3) so long as Mr. Villafaña remains Chairman of the Board of Directors, Chief Executive Officer and President of the Company, the Company will pay him his current base salary of $215,000 per year until July 31, 2015 and thereafter a base salary of $100,000 per year until the date of the 2015 Annual Meeting; and (4) Mr. Villafaña will not be paid any severance upon the termination of his employment with the Company.

Kellen Employment Agreement

We entered into an employment agreement with Scott Kellen, our Chief Financial Officer, Chief Operating Officer and Secretary, on February 8, 2010. Mr. Kellen’s employment agreement provided for an annual base salary, which was subsequently increased to $230,625 effective June 25, 2013. On January 5, 2015, Mr. Kellen’s employment agreement was amended to temporarily reduce his base salary to $200,000 as part of cost-savings measures to reduce our monthly burn rate.

On July 20, 2015, we entered into a letter agreement with Mr. Kellen amending his employment agreement in light of the then recent decision by the Board of Directors of the Company to seek stockholder approval of a voluntary dissolution and liquidation of the Company pursuant to the Plan of Dissolution and Liquidation. The material terms of the letter agreement with Mr. Kellen are as follows: (1) Mr. Kellen will continue in his present full time positions of Chief Operating Officer and Chief Financial Officer until the completion of the 2015 Annual Meeting; (2) after completion of the 2015 Annual Meeting, Mr. Kellen will assume the position of Chief Executive Officer of the Company in addition to his current positions, and will become a member of the Board effective immediately, subject to approval by the Board; (3) Mr. Kellen will remain an employee of the Company until 30 days after the date of the 2015 Annual Meeting, after which time he will become an independent consultant to the Company; (4) commencing on the date of the 2015 Annual Meeting and assuming the stockholders of the Company approve the dissolution and liquidation, Mr. Kellen's duties and responsibilities as an employee of the Company and the services he will provide as an independent consultant will include the winding down of the Company's business and operations; (5) so long as Mr. Kellen remains an employee of the Company, we will pay him his current base salary of $200,000 per year and commencing on the date he becomes an independent consultant to the Company, he will be paid a consulting fee of $100 per hour for each hour of consulting services performed for the Company; (6) upon the termination of his employment with the Company and the execution of a standard and customary separation agreement and release, Mr. Kellen will receive a severance payment from the Company in an amount equal to $19,231, representing one week of pay for each full year of employment with the Company, payable in accordance with the terms of the separation agreement; and (7) we will pay Mr. Kellen a retention payment in the amount of $50,000 provided he remains actively employed with the Company until the 30th day after the date of the 2015 Annual Meeting, substantially completes the winding down of the Company's business and operations and otherwise satisfies the terms of his letter agreement.

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

Overview

We are a medical device company that was focused on developing, manufacturing and commercializing our external saphenous vein support technology, or eSVS® Mesh, for use in coronary artery bypass grafting, or CABG, surgery. Our eSVS Mesh was designed to be fitted like a sleeve on the outside of a saphenous vein graft, or SVG, to strengthen an SVG used in coronary artery bypass graft surgery. By strengthening the SVG and preventing the damaging expansion of the vein graft, we had hoped to reduce or prevent the resulting injury which can lead to SVG failure and potentially costly and complicated re-interventions for patients undergoing CABG surgery.

We received authorization to apply the CE Mark to our eSVS Mesh in May 2010 and began marketing and commenced shipments in select international markets in June 2010. Sales of our eSVS Mesh were limited and we believe were adversely impacted by the limited amount of clinical data on the performance of the eSVS Mesh, limited reimbursements available to hospitals and, during the past several years, the effects of economic difficulties in certain European countries. For the past three years, we conducted the eMESH I clinical feasibility trial, the objective of which was to demonstrate to the U.S. Food and Drug Administration, or FDA, the initial safety and performance of the eSVS Mesh for use as an external saphenous vein graft support device during CABG surgery. The trial completed enrollment in March 2015 with 106 patients, including 50 patients enrolled with a new surgical implant technique approved by the FDA in March 2014. On June 26, 2015, the Board of Directors terminated the eMESH I clinical feasibility trial due to poor early angiographic results from 26 enrolled patients who had an eSVS Mesh implanted using the new surgical implant technique. In July 2015, we voluntarily surrendered our CE Mark, terminated all distributor relationships and ceased all efforts to sell the eSVS Mesh.

On June 26, 2015, in light of the termination of our feasibility trial, the results of our review of available strategic alternatives and our cash position, the Board of Directors of the Company unanimously approved a plan of dissolution and liquidation of the Company (the “Plan of Dissolution and Liquidation”).

Proposed Dissolution and Liquidation

On June 26, 2015, in light of the termination of our feasibility trial, the results of our review of available strategic alternatives and our cash position, the Board of Directors of the Company unanimously approved the Plan of Dissolution and Liquidation. Of the strategic alternatives available to the Company, the Board of Directors determined that it is in the best interests of the Company and our stockholders to dissolve the Company, wind up our operations and return remaining cash, if any, to our stockholders. The Board of Directors made this decision after completing an exhaustive evaluation of various strategic alternatives available to the Company for enhancing stockholder value, including but not limited to, continued execution of our business plan and further modification of our eSVS Mesh device and implant technique; the sale of the Company or our assets, including our intellectual property portfolio; partnering or other collaboration agreements; and a merger, reverse merger or other strategic transaction. At our upcoming 2015 Annual Meeting of Stockholders (the “2015 Annual Meeting”), currently scheduled for September 22, 2015, stockholders of record as of July 27, 2015 will be asked to approve the voluntary dissolution and liquidation of the Company pursuant to the Plan of Dissolution and Liquidation.

If our stockholders approve the voluntary dissolution and liquidation of the Company pursuant to the Plan of Dissolution and Liquidation, we plan to file a Certificate of Dissolution with the Delaware Secretary of State as soon as reasonably practicable following stockholder approval of the Plan of Dissolution and Liquidation. The precise timing of the filing of the Certificate of Dissolution will be determined by the Board of Directors. From and after such filing, we will continue in existence as a non-operating company for purposes of, among other things, settling our affairs and closing our business, selling, disposing of and conveying our property, discharging our liabilities, prosecuting and defending any suits and distributing remaining assets, if any, to our stockholders.

In connection with our dissolution and liquidation, we are required by the Delaware General Corporation Law (the “DGCL”) to pay or provide for payment of all of our liabilities and obligations, including making reasonable provision for the payment of contingent obligations. Following the effective date of the filing of the Certificate of Dissolution with the Delaware Secretary of State, we intend to pay all expenses and other known liabilities. We currently estimate that we will reserve approximately $1.9 million ($0.06 per share) to pay all known liabilities and operating expenses incurred from June 27, 2015 through completion of the dissolution and wind-up process. We also currently estimate that we will reserve approximately $100,000 to make provision for any unknown or contingent claims and obligations, which may be asserted in the future, as required by the DGCL. The amount of these reserves were estimated based upon the expectations and beliefs of management and the Board of Directors and were derived from consultations with outside experts and a review of our currently outstanding obligations, projected operating expenses and potential future obligations. There can be no assurance that these estimated amounts will be sufficient.

As of June 27, 2015, we had cash, cash equivalents and short-term investments of $2.0 million, which we anticipate should be sufficient to pay off all of our current and anticipated liabilities and to conduct an orderly wind down of our operations, although no assurance can be provided that we will have sufficient cash resources to do so. We cannot determine with certainty the amount of any liquidating distribution to our stockholders and it is possible that there will be no liquidating distribution to stockholders. The timing and amount of any liquidating distribution will depend upon the actual expenses incurred, the timing of the resolution of matters for which we have established the reserves, the amount to be paid in satisfaction of contingencies, our ability to convert our non-cash assets to cash and the ultimate amount of proceeds realized upon the sale of our non-cash assets. Under the DGCL, if the amount we reserve proves insufficient to satisfy all of our expenses and liabilities, each stockholder who receives a liquidating distribution could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the reserves, up to, but no more than, the amount actually distributed to such stockholder in the dissolution.

If our stockholders approve the Plan of Dissolution and Liquidation, we intend to initiate the process to cease the quoting of our common stock on the OTCQB Marketplace promptly following the Annual Meeting. We anticipate that we will request that the quoting of our common stock be ceased on the OTCQB Marketplace at the close of business on the date that we file the Certificate of Dissolution with the Delaware Secretary of State or as soon thereafter as is reasonably practicable, and that we will close our stock transfer books and discontinue recording transfers and issuing stock certificates (other than replacement certificates) at that time. Accordingly, it is expected that trading in shares of our common stock will cease after the effective date of the filing of the Certificate of Dissolution with the Delaware Secretary of State.

If the Plan of Dissolution and Liquidation is approved, in order to curtail expenses, we intend to file a Form 15 Certification and Notice of Termination of Registration with the SEC under the Securities Exchange Act of 1934, as amended, as soon as possible after the filing of the Certificate of Dissolution so that we would no longer be required to file periodic or current reports and would not be required to comply with the SEC’s proxy rules.

Going Concern and Basis for Presentation

The unaudited interim financial statements included this report have been prepared assuming that we will continue as a going concern and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties, other than the impairment of our manufacturing equipment and inventory related to the eSVS Mesh. Under the Financial Accounting Standards Board, or FASB, Accounting Standards Update 2013-07, Liquidation Basis of Accounting, entities are required to begin preparing financial statements on a liquidation basis of accounting when liquidation is imminent. Liquidation is considered to be imminent when (1) a liquidation plan has been approved by those with the authority to do so and the chance of the plan being blocked by other parties is remote or (2) a liquidation plan is imposed by other forces (e.g., involuntary bankruptcy). In either case, the likelihood that the entity will return from liquidation must be remote. In order to meet this criteria, among other factors, the plan for dissolving our company, which would be followed by liquidation must be approved by the person or persons with the authority to make such a plan effective, which in this instance, is our stockholders. If the Plan of Dissolution and Liquidation is approved by our stockholders at the 2015 Annual Meeting, currently scheduled for September 22, 2015, we would then prospectively prepare our financial statements on a liquidation basis of accounting.

Financial Overview

Our net sales decreased 48.4% to $16,000 during the second quarter of 2015, and decreased 57.9% to $24,000 in the first six months of 2015, as compared with the same periods in the prior year. We believe that sales of our eSVS Mesh were adversely impacted by the limited amount of clinical data on the performance of the eSVS Mesh, limited reimbursements available to hospitals and the effects of economic difficulties in certain European countries. With the surrender of our CE Mark in July 2015, we are now unable to promote or sell our eSVS Mesh. For the six months ended June 27, 2015 and June 28, 2014, we incurred net losses of $2.7 million and $2.9 million, respectively, and negative cash flows from operating activities of $1.6 million and $2.6 million, respectively. Our net loss for the six months ended June 27, 2015 includes a $1.0 million non-cash charge for the impairment of manufacturing equipment and inventory related to our eSVS Mesh. We expect our losses to continue, albeit at lower levels as we pursue an orderly wind down of our operations and the dissolution of the Company.

Our cash, cash equivalents and short-term investments were $2.0 million as of June 27, 2015, compared to $3.6 million as of December 31, 2014. We believe our cash, cash equivalents and short-term investments as of June 27, 2015 will be sufficient to pay off all of our current and anticipated liabilities and to conduct an orderly wind down of our operations, although no assurance can be provided that we have sufficient cash resources to do so. We historically have financed our operations principally from the sale of equity securities. If our stockholders do not approve the Plan of Dissolution and Liquidation, it is highly unlikely that we would be able to obtain additional financing under commercially reasonable terms and conditions, or at all, to fund the activities required to entertain other strategic alternatives for the Company and it is highly likely that we would be forced at that time to seek an informal dissolution and liquidation of the Company or protection under the U.S. federal bankruptcy laws.

Results of Operations

Comparison of the Three and Six Months ended June 27, 2015 to the Three and Six Months ended June 28, 2014 (in thousands):

	Three Months Ended			Six Months Ended
	June 27, 2015	June 28, 2014	Percent Change	June 27, 2015	June 28, 2014	Percent Change
Net sales	$16	$31	(48.4)%	$24	$57	(57.9)%
Cost of sales	(8)	(14)	(42.9)	(12)	(26)	(53.8)
Gross profit	8	17	(52.9)	12	31	(61.3)
Operating expenses:
Research and development	433	652	(33.6)	819	1,292	(36.6)
Selling, general and administrative	444	795	(44.2)	907	1,609	(43.6)
Impairment of manufacturing equipment and inventory	979	—	nm	979	—	nm
Total operating expenses	1,856	1,447	28.3	2,705	2,901	(6.8)
Other income:
Interest income	—	2	nm	1	4	(75.0)
Net loss	$(1,848)	$(1,428)	29.4%	$(2,692)	$(2,866)	(6.1)%

Research and development and selling, general and administrative expenses include non-cash stock-based compensation expense as a result of our issuance of stock options, warrants and restricted stock grants. We expense the fair value of equity awards over their vesting periods. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. The awards granted through June 27, 2015 vest upon time-based conditions. We expect to record additional non-cash stock-based compensation expense in the future, which may be significant. The following table summarizes the stock-based compensation expense in our statements of comprehensive loss for the three and six months ended June 27, 2015 and June 28, 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Research and development	$20	$32	$27	$69
Selling, general and administrative	17	68	54	152
Total stock-based compensation	$37	$100	$81	$221

Net Sales and Gross Profit

Our net sales decreased 48.4% to $16,000 in the second quarter of 2015, and decreased 57.9% to $24,000 in the first six months of 2015, as compared with the same periods in the prior year. Our gross profit decreased 52.9% to $8,000 in the first quarter of 2015, and decreased 61.3%, to $12,000 in the first six months of 2015. These decreases resulted primarily from our January 2015 reorganization in which we eliminated our two sales directors and focused our efforts on completing our eMESH I clinical feasibility trial. With the recent surrender of our CE Mark certification, we are now unable to promote or sell our eSVS Mesh and, therefore, expect no future sales.

Research and Development

Our research and development expenses decreased to $433,000 in the second quarter of 2015, down 33.6% from $652,000 in the second quarter of 2014. Research and development expenses decreased to $819,000 in the first six months of 2015, down 36.6% from $1.3 million in the first six months of 2014. These decreases were due primarily to cost reductions realized from our January 2015 reorganization in which we eliminated staff positions, instituted salary reductions and reduced our non-clinical related operating expenses. In addition, the costs we incurred for our eMESH I clinical feasibility trial declined during the current year period as our enrollment was nearly completed as of December 31, 2014. We expect our research and development expenses to decrease due to the termination of our eMESH I clinical feasibility trial and as we pursue an orderly wind down of our operations and the dissolution of the Company.

Selling, General and Administrative

Our selling, general and administrative (“SG&A”) expenses decreased to $444,000 in the second quarter of 2015, and to $907,000 in the first six months of 2015, down 44.2% and 43.6%, respectively, from the same periods in the prior year. These decreases resulted primarily from cost reductions implemented as part of our January 2015 reorganization in which we eliminated staff positions, instituted salary reductions and reduced our non-clinical related operating expenses. We expect SG&A expenses to decrease as we pursue an orderly wind down of our operations and the dissolution of the Company.

Impairment of Property, Equipment and Inventory

In July 2015, we voluntarily surrendered our CE Mark, terminated all distributor relationships and ceased all efforts to sell the eSVS Mesh. As a result, we are unable to promote or sell our eSVS Mesh device. We evaluated the recoverability of our manufacturing equipment and inventory, which is entirely related to the production of our eSVS Mesh, and determined that these assets were impaired. Accordingly, we recorded a non-cash charge of $1.0 million for the impairment of manufacturing equipment and inventory in order to reduce the carrying value of these assets to their estimated fair values.

Interest Income

We had no interest income in the second quarter of 2015 compared to $2,000 in the second quarter of 2014. Interest income was $1,000 in the first six months of 2015, down 75% from $4,000 in the first six months of 2014. This decrease resulted from a decrease in total investments and reduced earnings thereon as the average time to maturity for our investments decreased in the current year period.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 27, 2015 and December 31, 2014 and our cash flow data for the three months ended June 27, 2015 and June 28, 2014 and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	June 27, 2015	December 31, 2014

Cash and cash equivalents	$1,903	$3,138
Short-term investments	50	457
Working capital	1,678	3,952

	Six Months Ended
Cash Flow Data	June 27, 2015	June 28, 2014
Cash provided by (used in):
Operating activities	$(1,642)	$(2,590)
Investing activities	407	1,351
Financing activities	—	3,643
Net (decrease) increase in cash and cash equivalents	$(1,235)	$2,404

Working Capital

Our total cash resources, including short-term investments, totaled $2.0 million as of June 27, 2015, compared to $3.6 million as of December 31, 2014. We had $468,000 in current liabilities, and $1.7 million in working capital as of June 27, 2015, compared to $433,000 in current liabilities and $4.0 million in working capital as of December 31, 2014.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.6 million in the six months ended June 27, 2015 compared to $2.6 million in the six months ended June 28, 2014. The net cash used in each of these periods primarily reflects the net loss for these periods, offset in part by non-cash stock-based compensation, depreciation and the effects of changes in operating assets and liabilities and, in 2015, a non-cash charge for the impairment of manufacturing equipment and inventory.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $407,000 in the six months ended June 27, 2015 compared to $1.4 million in the six months ended June 28, 2014. Cash provided by investing activities is primarily related to maturities of short-term investments.

Net Cash Provided by Financing Activities

There was no cash used in or provided by financing activities in the first half of 2015. Net cash provided by financing activities was $3.6 million in the six months ended June 28, 2014. Net cash provided by financing activities in the prior year period was comprised of net proceeds from our January 2014 underwritten public offering of common stock.

Capital Requirements

With the termination of our eMESH I clinical feasibility trial and the determination of the Board of Directors that the best strategic alternative for the Company is to pursue an orderly wind down of our operations and the dissolution of the Company, we expect to continue to incur expenses and generate operating losses, albeit at reduced levels, compared with prior periods.

Our future capital uses and requirements depend on numerous current and future factors. These factors include, but are not limited to, the following:

●	our ability to obtain stockholder approval for the dissolution and liquidation of the Company;

●	the amount of the liabilities of and claims made against the Company during the wind-down process; and

●	our ability to convert our non-cash assets to cash and the ultimate amount of proceeds realized upon the sale of our non-cash assets.

With the July 2015 surrender of our CE Mark certification, we, and our distributors, are unable to promote or sell our eSVS Mesh. Accordingly, we expect no further sales.

Subsequent to our January 2014 public offering of our common stock, we have been unable to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. If our stockholders do not approve the Plan of Dissolution and Liquidation, it is highly unlikely that we would be able to obtain additional financing under commercially reasonable terms and conditions, or at all, to fund the activities required to entertain other strategic alternatives for the Company and it is highly likely that we would be forced at that time to seek an informal dissolution and liquidation of the Company or protection under the U.S. federal bankruptcy laws. Prior to issuing any capital stock we must obtain the consent of Kips Bay Investments, LLC, one of our significant stockholders, and no assurance can be provided that Kips Bay Investments, LLC would provide such consent, which could limit our ability to raise additional financing.

On March 24, 2015, we entered into a securities purchase agreement with several investors, including Manny Villafaña, our Chairman and Chief Executive Officer, and Kips Bay Investments, LLC, one of our principal stockholders, pursuant to which we agreed to sell and the investors agreed to purchase in a private placement up to $3.25 million in shares of our common stock in four separate equal tranches. Each of the tranches was subject to customary closing conditions, and a condition that the clinical data received then to date by us from the eMESH I clinical feasibility trial demonstrated, to the reasonable satisfaction of each investor, together with any then recent communications with or from the FDA, that it was advisable for Kips Bay to continue with the feasibility trial and to continue to pursue marketing approval by the FDA for the eSVS Mesh. The per share purchase price of the shares of our common stock to be purchased by investors was to be equal to the lesser of $0.14 per share or the closing sale price of our common stock on the trading day immediately prior to the closing of any tranche. In addition, each investor would have received a five-year warrant to purchase one share of our common stock for each two shares purchased by the investor at each tranche closing. The warrants would have had a per share exercise price equal to 125% of the per share purchase price at the applicable closing. In light of the disappointing clinical results we received, we have terminated our eMESH I clinical feasibility trial and believe it is highly unlikely that we will be able to access funds under this bridge financing arrangement.

As of June 27, 2015, we had $2.0 million of cash, cash equivalents and short-term investments.

We believe our cash, cash equivalents and short-term investments as of June 27, 2015 will be sufficient to pay off all of our current and anticipated liabilities and to conduct an orderly wind down of our operations, although no assurance can be provided that we have sufficient cash resources to do so.

As of June 27, 2015, we did not have any existing credit facilities under which we could borrow funds. We historically have financed our operations principally from the sale of equity securities. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the interests of our current stockholders would be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. If we issue preferred stock, it could affect the rights of our stockholders or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any of these events could adversely affect our ability to achieve our regulatory approvals and commercialization goals and harm our business. Prior to issuing any capital stock with rights, preferences or limitations equal or superior to our common stock owned by Kips Bay Investments, LLC or debt securities convertible into capital stock with rights, preferences or limitations equal or superior to our common stock owned by Kips Bay Investments, LLC, we must obtain the consent of Kips Bay Investments, LLC, one of our significant stockholders, and no assurance can be provided that Kips Bay Investments, LLC would provide such consent, which could limit our ability to raise additional financing.

All of these factors raise substantial doubt about our ability to continue as a going concern. The unaudited financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

The unaudited interim financial statements included this report have been prepared assuming that we will continue as a going concern and do not include any adjustments, other than the impairment of our manufacturing equipment and inventory related to the eSVS Mesh, relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

Under the Financial Accounting Standards Board, or FASB, Accounting Standards Update 2013-07, Liquidation Basis of Accounting, entities are required to begin preparing financial statements on a liquidation basis of accounting when liquidation is imminent. Liquidation is considered to be imminent when (1) a liquidation plan has been approved by those with the authority to do so and the chance of the plan being blocked by other parties is remote or (2) a liquidation plan is imposed by other forces (e.g., involuntary bankruptcy). In either case, the likelihood that the entity will return from liquidation must be remote. In order to meet this criteria, among other factors, the plan for dissolving our company, which would be followed by liquidation must be approved by the person or persons with the authority to make such a plan effective, which in this instance, is our stockholders. If the Plan of Dissolution and Liquidation is approved by our stockholders at the 2015 Annual Meeting, currently scheduled for September 22, 2015, we would then prospectively prepare our financial statements on a liquidation basis of accounting.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our audited financial statements, included in Part II, Item 8, of our annual report on Form 10-K for the fiscal year ended December 31, 2014. The following is an addition to our critical accounting policies and estimates therein.

Impairment of Long-Lived Assets

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment, or other long-lived assets, should be evaluated for possible impairment. If impairment is indicated, we write down the carrying value of the asset to its estimated fair value.

We primarily employ two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties or (ii) the present value of estimated expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

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

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, operating results and business. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. The use of future dates also may indicate a forward-looking statement. The forward-looking statements in this report include, but are not limited to, continued operating losses, future sales levels, research and development expenses and SG&A expenses, continued negative net cash flow from operations, recording additional non-cash compensation expenses, the adequacy of our capital resources to fund our planned dissolution and liquidation, our need for and ability to raise additional financing and operating and capital requirement expectations, statements regarding the dissolution and liquidation of the Company, the availability, amount or timing of any liquidating distribution to stockholders, and the adequacy of reserves established to satisfy the Company’s obligations, involve known and unknown risks, uncertainties and other important factors that could cause our actual results to differ materially from our expectations of future results expressed or implied by such forward-looking statements. These uncertainties and risks include, among others, the future of our business and operations; our ability to retain essential personnel; our ability to wind down our operations in an orderly fashion, sell our assets, including our intellectual property portfolio, and pay off all of our creditors and liabilities; our ability to obtain stockholder approval of the dissolution and liquidation; the precise nature, amount and timing of any distribution to stockholders, which will depend on and could be delayed by, among other things, the sale of assets, unexpected or greater than expected expenses, and potential litigation; the possible abandonment or delay in the implementation of the dissolution and liquidation; the possible liability of our stockholders to creditors in the event we fail to create an adequate contingency reserve to satisfy claims against us; costs to terminate, retain or replace personnel and consultants; the inability of our stockholders to publicly trade our stock after we close our stock transfer books on the date we file a certificate of dissolution with the Delaware Secretary of State; and potential future litigation. For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see the information under the heading “Part I – Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2014 and under the heading “Risk Factors to be Considered by Stockholders in Deciding Whether to Approve the Voluntary Plan of Dissolution and Liquidation” in our definitive proxy statement for our 2015 Annual Meeting. The risks and uncertainties described above and under the heading “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014 under the heading “Risk Factors to be Considered by Stockholders in Deciding Whether to Approve the Voluntary Plan of Dissolution and Liquidation” in our definitive proxy statement for our 2015 Annual Meeting are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This Item 3 is not applicable to us as a smaller reporting company and has been omitted.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 27, 2015, our disclosure controls and procedures were effective in ensuring that information relating to Kips Bay Medical, Inc. required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 27, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

This Item 1A is not applicable to us as a smaller reporting company and has been omitted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the second quarter of 2015, we issued stock options to purchase an aggregate of 40,000 shares of common stock at a weighted average exercise price of $0.18 per share to one employee under the Kips Bay Medical, Inc. 2013 Equity Incentive Plan to compensate him, in part, for temporary decreases in his base salary in connection with our January 2015 reorganization. These options vest and become exercisable on the one-year anniversary of the grant date. All such options expire on the ten-year anniversary of the grant date. These issuances were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The offer and sale of the options were limited to this one individual, and the agreement representing these securities bears a restrictive legend.

During the second quarter of 2015, we did not issue or sell any other equity securities of ours without registration under the Securities Act of 1933, as amended.

Issuer Purchasers of Equity Securities

During the second quarter of 2015, we did not purchase any shares of our common stock or other equity securities of ours. Our Board of Directors has not authorized any repurchase plan or program for the purchase of shares of our common stock or other securities in the open market or otherwise.

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

KIPS BAY MEDICAL, INC.

Date: August 6, 2015	/s/ Manny Villafaña
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

101+

Financial statements from the quarterly report on Form 10-Q of Kips Bay Medical, Inc. for the quarter ended June 27, 2015, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) the Statements of Cash Flows, and (iv) the Notes to Financial Statements.

_________________________

+     Filed herewith.

++     Furnished herewith.